Form 10-Q
period 2009-01-31
Minerco Resources, Inc.
filed 2009-03-17
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number: 333-156059

Minerco Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7999 Rue Chouinard
Lasalle, Quebec, Canada H8N 2E5
(Address of principal executive offices)

(514) 461-1375
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 13, 2009 the registrant had 55,257,500 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Minerco Resources, Inc.
(An Exploration Stage Company)
January 31, 2009
(unaudited)

Minerco Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	January 31, 2009	July 31, 2008
ASSETS

Current Assets

Cash	$44,705	$78,210

Total Current Assets	44,705	78,210

Note receivable	20,000	–

Total Assets	$64,705	$78,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$15,570	$26,144
Due to related parties	541	541

Total Current Liabilities	16,111	26,685

Stockholders’ Equity

Common stock, $0.001 par value, 75,000,000 shares authorized, 55,257,500 and 42,757,500 shares issued and outstanding	55,257	42,757

Additional paid-in capital	55,257	42,757

Deficit accumulated during the exploration stage	(61,920)	(33,989)

Total Stockholders’ Equity	48,594	51,525

Total Liabilities and Stockholders’ Equity	$64,705	$78,210

The accompanying notes are an integral part of these financial statements.

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	Period from June 21, 2007 (Date of Inception) To January 31, 2009

General and administrative	$14,278	$2,305	$27,931	$2,846	$61,920
	,	,			,
Net Loss	$(14,278)	$(2,305)	$(27,931)	$(2,846)	$(61,920)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted Average Shares Outstanding	55,257,500	37,808,689	54,442,283	37,808,689	N/A

The accompanying notes are an integral part of these financial statements.

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
For the Six Months Ended January 31, 2009
(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance - July 31, 2008	42,757,500	$42,757	$42,757	$(33,989)	$51,525
Common stock issued to related party at $0.002 per share for cash and assets on August 12, 2008	12,500,000	12,500	12,500	–	25,000

Net loss	–	–	–	(27,931)	(27,931)

Balance - January 31, 2009	55,257,500	$55,257	$55,257	$(61,920)	$48,594

The accompanying notes are an integral part of these financial statements.

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	Period from June 21, 2007 (Date of Inception) to January 31, 2009

Cash flows from operating activities

Net loss for the period	$(27,931)	$(2,846)	$(61,920)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(10,574)	–	15,570

Net Cash Used in Operating Activities	(38,505)	(2,846)	(46,350)

Cash flows from financing activities

Proceeds from issuance of common stock	5,000	85,514	90,514
Proceeds from related party debt	–	541	541

Net Cash Provided by Financing Activities	5,000	86,055	91,055

Net change in cash	(33,505)	83,209	44,705

Cash, Beginning of Period	78,210	–	–

Cash, End of Period	$44,705	$83,209	$44,705

Supplemental disclosures of cash flow information

Cash paid for interest	–	–	–
Cash paid for income taxes	–	–	–

Non cash investing and financing activities:
Common stock issued for note receivable	$20,000	$–	$20,000

The accompanying notes are an integral part of these financial statements.

Minerco Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Minerco Resources, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Minerco’s Registration Statement filed with the SEC on Form S-1/A.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form S-1/A have been omitted.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies Minerco will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2009, Minerco  has an accumulated deficit of $61,920. Minerco is in the business of exploiting and developing natural resource properties.  Minerco participates in and invests in development projects with other companies across a wide range of natural resources.  The continuation of Minerco as a going concern is dependent upon the continued financial support from its shareholders, the ability of Minerco to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding Minerco’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Minerco be unable to continue as a going concern.

Minerco intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through January 31, 2010.

3.	Gas Pipeline Property – Related Party Transaction

On August 12, 2008, Minerco signed an agreement with Wisdom Resources, Inc. to issue 12,500,000 shares at $0.002 per share and received $5,000 cash from Wisdom in exchange for a $20,000 promissory note and an interest in a gas pipeline.  The promissory note is dated May 15, 2008 and was payable from Plateau Mineral Development, LLC, the owner and the operator of a certain natural gas pipeline known as the PMD-Duke Pipeline, while the interest consists of a continuous right to receive a royalty of as much as $0.02 and as little as approximately 9% per 1000 cubic feet of gas transported through the PMD-Duke Pipeline for as long as Plateau or its successors operates the Pipeline.  Plateau is obligated to pay to Minerco $20,000 plus interest calculated annually at the rate of 10% on any unpaid and outstanding principal pursuant to a 36-month payment schedule.  With regard to the royalty interest, the investment unit constitutes two units of a maximum possible twenty-two investment units in the PMD-Duke Pipeline.  Each investment unit is valued at $10,000 (payable in cash only), and each unit holder is entitled to receive a share of the royalty on a pro-rated basis according to the number of units held by them.  The promissory note is to be paid $6,000 on December 31, 2008, $10,000 on December 31, 2009 and the balance at maturity.  The note is secured by assignment of the pipeline.  To date, none of the promissory note has been repaid.

On January 19, 2009, Minerco and Wisdom amended the agreement to shift the $5,000 payment obligation to Wisdom instead of Minerco.  Michael Too, the President and CEO of Minerco Resources, Inc. is also the President of Wisdom Resources, Inc. Because Michael Too controls both companies, the promissory note and the royalty interest in the gas pipeline were transferred to Minerco at Wisdom’s basis of $20,000 and $0, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview

Minerco Resources Inc. (“Minerco”, “we”, “our” or “us”) was incorporated as a Nevada company on June 21, 2007. We have been engaged in the acquisition of interests and leases in oil and natural gas properties since our inception. We have no subsidiaries. Our common stock is quoted on the OTC Bulletin Board under the symbol “MINE”.

We intend to build our business by acquiring royalties or other non-operated interests in productive or soon-to-be productive oil and natural gas projects, and acquiring operated interests (in which we participate in the development and operation) in development stage oil and gas properties to generate additional revenues. Currently, we only own a royalty interest of as much as $0.02 or as little as approximately 9% of $0.02 per 1000 cubic feet of natural gas transported through the PMD-Duke Pipeline operated by Plateau Mineral Development, LLC, for as long as Plateau or its successors operates the Pipeline. To date, the construction of the PMD-Duke Pipeline is not complete, and we have not received any revenues from our royalty interest. There is no assurance that the PMD-Duke Pipeline will be completed in a timely manner, if at all. Additionally, if the PMD-Duke Pipeline is completed, there is no guarantee that it will be successfully used to transport natural gas or that it will generate a consistent revenue stream for us.

Our registration statement on Form S-1 registering an aggregate of 23,757,500 shares of our common stock became effective on February 6, 2009. The 23,757,500 shares offered for resale by the 35 selling security holders include 2,000,000 shares owned by Wisdom Resources, Inc., a company controlled by Michael Too, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director. We will not receive any proceeds from the resale of these shares by the selling security holders. We incurred all costs associated with the registration statement.

Uncertainties

We are a development stage company that has only recently begun operations. We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. To finance our operations, we have completed several rounds of financing and raised $90,514 through private placements of our common stock.

Our most advanced projects are at the exploration stage and there is no guarantee that any of the projects or properties in which we may acquire an interest will be successful. There is also no guarantee that any development stage oil and gas properties we acquire will contain commercially viable quantities of oil and gas. We plan to undertake exploration activities on any properties in which we acquire an interest, but further exploration beyond the scope of our planned activities will be required before we make a final evaluation regarding the economic feasibility of drilling on any of them. There is no assurance that further exploration will result in a final evaluation that commercially viable quantities of oil and gas exist on any of these properties.

We anticipate that we will require additional financing in order to complete our acquisition and exploration activities. We currently do not have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to so. Accordingly, there is uncertainty about our ability to continue to operate.

Results of Operations

Our results of operations are presented below:

	Three Months Ended January 31, 2009 ($)	Three Months Ended January 31, 2008 ($)	Six Months Ended January 31, 2009 ($)	Six Months Ended January 31, 2008 ($)	Period from June 21, 2007 (Date of Inception) to January 31, 2009 ($)
General and Administrative Expenses	14,278	2,305	27,931	2,846	61,920
Net Loss	(14,278)	(2,305)	(27,931)	(2,846)	(61,920)
Net Loss per Share –Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	N/A
Weighted Average Shares Outstanding	55,257,500	37,808,689	54,442,283	37,808,689	N/A

Results of Operations for the Three Months Ended January 31, 2009

For the three months ended January 31, 2009 we incurred a net loss of $14,278, compared to a net loss of $2,305 during the same period in fiscal 2008. Our net loss per share did not change during these periods, nor did we experience any net loss per share.

Our total operating expenses for the three months ended January 31, 2009 were $14,278, compared to total operating expenses of $2,305 for the same period in fiscal 2008. Our total operating expenses for these periods consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

The increase in operating expenses for the three months ended January 31, 2009 was primarily due to an increase in our professional fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to January 31, 2009 and for the Six Months Ended January 31, 2009

From our inception on June 21, 2007 to January 31, 2009 we did not generate any revenues and we incurred an accumulated deficit of $61,920. We may not generate significant revenues from our royalty interest in the PMD-Duke Pipeline or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

For the six months ended January 31, 2009 we incurred a net loss of $27,931, compared to a net loss of $2,846 during the same period in fiscal 2008. Our net loss per share did not change during these periods, nor did we experience any net loss per share.

Our total operating expenses for the six months ended January 31, 2009 were $27,931 compared to total operating expenses of $2,846 for the same period in fiscal 2008. Our total operating expenses for these periods consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

The increase in operating expenses for the six months ended January 31, 2009 was primarily due to an increase in our professional fees.

Liquidity and Capital Resources

As of January 31, 2009 we had cash of $44,705 in our bank accounts. Our entire current assets consist of this cash. As of January 31, 2009 we also had a note receivable in the amount of $20,000, for total assets of $64,705.

As of January 31, 2009 we had a working capital surplus of $28,594. Our accumulated deficit from our inception on June 21, 2007 to January 31, 2009 was $61,920 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $61,920 from our inception on June 21, 2007 to January 31, 2009 was funded primarily through equity financing. Since our inception on June 21, 2007 we have raised gross proceeds of $90,514 in cash from the sale of our common stock. During the six months ended January 31, 2009 we raised $5,000 from the sale of our common stock.

From our inception on June 21, 2007 to January 31, 2009 we spent net cash of $46,350 on operating activities. During the six months ended January 31, 2009 we spent net cash of $38,505 on operating activities, compared to $2,846 for the same period in fiscal 2008. The increase in expenditures on operating activities for the six months ended January 31, 2009 was primarily due to an increase in our professional fees.

From our inception on June 21, 2007 to January 31, 2009 we received net cash of $91,055 from financing activities. During the six months ended January 31, 2009 we received net cash of $5,000 from financing activities, compared to $86,055 for the same period in fiscal 2008. The decrease in receipts from financing activities for the six months ended January 31, 2009 was primarily due to a decrease in the sale of our common stock.

During the six months ended January 31, 2009 our monthly cash requirements to fund our operating activities was approximately $6,417. Our cash of $44,705 as of January 31, 2009 is sufficient to cover our current monthly burn rate for approximately seven months.

We estimate our planned expenses for the next 12 months (beginning April 2009) to be approximately $1,735,000, as summarized in the table below.

Description	Potential completion date	Estimated Expenses ($)
Purchase other non-operated interests in oil and gas projects	May 2009	100,000
Acquire development stage oil and gas properties	July 2009	420,000
Develop and carry out preliminary exploration programs on any acquired properties	November 2009	900,000
Select and retain two business development consultants	April 2009	60,000
Attendance at forums	April 2009	20,000
Develop a website	March 2009	5,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Management and consulting fees	12 months	60,000
Marketing expenses	12 months	30,000
Transfer agent’s fees	12 months	30,000
General and administrative expenses	12 months	10,000
Total		1,735,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $1,690,300 (a total of $1,735,000 less our approximately $44,700 in cash as of January 31, 2009) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Although we acquired a royalty interest in the PMD-Duke Pipeline, there is no assurance that we will receive any revenues from this interest. Meanwhile, even if we purchase other non-operated interests in oil and gas projects or carry out exploration activities on any properties we may acquire, this does not guarantee that these projects or properties will contain commercially exploitable quantities of oil and gas.

Our exploration activities will be directed by Michael Too, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, who will also manage our operations and supervise our other planned acquisition activities.

Future Financings

Our financial statements for the six months ended January 31, 2009 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our royalty interest in the PMD-Duke Pipeline, or from any of the oil and gas projects or properties in which we acquire an interest. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.

Of the $1,735,000 we require for the next 12 months, we had approximately $44,700 in cash as of January 31, 2009. We intend to raise the balance of our cash requirements for the next 12 months (approximately $1,690,300) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our acquisition and exploration activities and our administrative expenses so as not to exceed the amount of capital resources that are available to us. Specifically, we anticipate that we will defer drilling programs and certain acquisitions pending the receipt of additional financing. Still, if we do not secure additional financing our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations and for the next 12 months, even if we do decide to scale back our operations.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next 12 months.

Acquisition of Plants and Equipment and Other Assets

Apart from our royalty interest in the PMD-Duke Pipeline, we do not anticipate selling or acquiring any material properties, plants or equipment during the next 12 months. Any acquisitions we may be able to make are subject to us obtaining additional financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who has determined that we do not have an audit committee financial expert on our Board of Directors to carry out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.  Unregistered Sales of Equity Securities

During the quarter ended January 31, 2009 we did not complete any sales of securities that were not registered under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 16, 2009 we submitted an Amendment Agreement to our security holders for approval on the basis that the agreement was a related party transaction. The Amendment Agreement amended our Acquisition Agreement with Wisdom Resources, Inc. dated August 12, 2008 (included as an exhibit to our Registration Statement on Form S-1 filed on December 10, 2008). Pursuant to section 78.320 of the Nevada Revised Statutes, the Amendment Agreement was approved without a meeting by the written consent of security holders owning more than 64% of the shares of our issued and outstanding common stock.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
10.1	Amendment to Acquisition Agreement with Wisdom Resources, Inc. dated January 19, 2009 (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarabanes Oxley Act of 2002

(1)	Included as an exhibit to our Registration Statement on Form S-1/A filed on January 29, 2009.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerco Resources, Inc.
(Registrant)

Date: March 13, 2009	/s/ Michael Too
Michael Too
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director