Form 10-Q
period 2009-04-30
Minerco Resources, Inc.
filed 2009-06-15
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number: 333-156059

Minerco Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7999 Rue Chouinard
Lasalle, Quebec, Canada H8N 2E5
(Address of principal executive offices)

(514) 461-1375
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 11, 2009 the registrant had 55,257,500 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Minerco Resources, Inc.
(An Exploration Stage Company)
April 30, 2009
(unaudited)

Minerco Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	April 30, 2009	July 31, 2008

ASSETS

Current Assets

Cash	$24,206	$78,210

Total Current Assets	24,206	78,210

Loan receivable	10,000	–
Note receivable	20,000	–

Total Assets	$54,206	$78,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$13,013	$26,144
Due to related parties	541	541

Total Current Liabilities	13,554	26,685

Stockholders’ Equity

Common stock, $0.001 par value, 75,000,000 shares authorized, 55,257,500 and 42,757,500 shares issued and outstanding	55,257	42,757

Additional paid-in capital	55,257	42,757

Deficit accumulated during the exploration stage	(69,862)	(33,989)

Total Stockholders’ Equity	40,652	51,525

Total Liabilities and Stockholders’ Equity	$54,206	$78,210

The accompanying notes are an integral part of these financial statements.

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	Period from June 21, 2007 (Date of Inception) to April 30, 2009

General and administrative	$7,942	$–	$35,873	$2,846	$69,862
	,	,			,
Net Loss	$(7,942)	$–	$(35,873)	$(2,846)	$(69,862)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted Average Shares Outstanding	55,257,500	37,808,689	54,708,049	37,808,689	N/A

The accompanying notes are an integral part of these financial statements.

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
For the nine months ended April 30, 2009
(unaudited)

				Deficit
	Common Stock		Additional	Accumulated During
	Shares	Amount	Capital Paid-in	the Development Stage	Total

Balance – July 31, 2008	42,757,500	$42,757	$42,757	$(33,989)	$51,525
Common stock issued to related party at $0.002 per share for cash and assets on August 12, 2008	12,500,000	12,500	12,500	–	25,000

Net loss	–	–	–	(35,873)	(35,873)

Balance – April 30, 2009	55,257,500	$55,257	$55,257	$(69,862)	$40,652

The accompanying notes are an integral part of these financial statements.

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	Period from June 21, 2007 (Date of Inception) to April 30, 2009

Cash flows from operating Activities

Net loss for the period	$(35,873)	$(2,846)	$(69,862)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(13,131)	–	13,013

Net Cash Used in Operating Activities	(49,004)	(2,846)	(56,849)

Cash flows from investing activities
Loan to third party	(10,000)	–	(10,000)
Net Cash Used in Investing Activities	(10,000)	–	(10,000)

Cash flows from financing activities

Proceeds from issuance of common stock	5,000	85,514	90,514
Proceeds from related party debt	–	541	541

Net Cash Provided by Financing Activities	5,000	86,055	91,055

Net change in cash	(54,004)	83,209	24,206

Cash, Beginning of Period	78,210	–	–

Cash, End of Period	$24,206	$83,209	$24,206

Supplemental disclosures of cash flow information

Cash paid for interest	$–	$–	$–
Cash paid for income taxes	–	–	–

Non cash investing and financing activities:
Common stock issued for note receivable	$20,000	$–	$20,000

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

These financial statements have been prepared on a going concern basis, which implies Minerco will continue to realize its assets and discharge its liabilities in the normal course of business.  As of April 30, 2009, Minerco has an accumulated deficit of $69,862.  Minerco is in the business of exploiting and developing natural resource properties.  Minerco participates in and invests in development projects with other companies across a wide range of natural resources.  The continuation of Minerco as a going concern is dependent upon the continued financial support from its shareholders, the ability of Minerco to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding Minerco’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Minerco be unable to continue as a going concern.

Minerco intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through April 30, 2010.

3.	Gas Pipeline Property – Related Party Transaction

On August 12, 2008, Minerco signed an agreement with Wisdom Resources, Inc. to issue 12,500,000 shares at $0.002 per share and received $5,000 cash from Wisdom in exchange for a $20,000 promissory note and an interest in a gas pipeline.  The promissory note is dated May 15, 2008 and was payable from Plateau Mineral Development, LLC, the owner and the operator of a certain natural gas pipeline known as the PMD-Duke Pipeline, while the interest consists of a continuous right to receive a royalty of as much as $0.02 and as little as approximately 9% of $0.02 per 1000 cubic feet of gas transported through the PMD-Duke Pipeline for as long as Plateau or its successors operates the Pipeline.  Plateau is obligated to pay to Minerco $20,000 plus interest calculated annually at the rate of 10% on any unpaid and outstanding principal pursuant to a 36-month payment schedule.  With regard to the royalty interest, the investment unit constitutes two units of a maximum possible twenty-two investment units in the PMD-Duke Pipeline.  Each investment unit is valued at $10,000 (payable in cash only), and each unit holder is entitled to receive a share of the royalty on a pro-rated basis according to the number of units held by them.  The promissory note is to be paid $6,000 on December 31, 2008, $10,000 on December 31, 2009 and the balance at maturity.  The note is secured by assignment of the pipeline.  To date, none of the promissory note has been repaid.

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

4.	Loan Receivable

On March 25, 2009, Minerco issued a loan of $10,000 to Here Enterprises Inc.  This loan is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

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

Business Overview

Minerco Resources, Inc. (“Minerco”, “we”, “our” or “us”) was incorporated as a Nevada company on June 21, 2007. We have been engaged in the acquisition of interests and leases in oil and natural gas properties since our inception. We have no subsidiaries. Our common stock is quoted on the OTC Bulletin Board under the symbol “MINE”.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended April 30, 2009 ($)	Three Months Ended April 30, 2008 ($)	Nine Months Ended April 30, 2009 ($)	Nine Months Ended April 30, 2008 ($)	Period from June 21, 2007 (Date of Inception) to April 30, 2009 ($)

General and Administrative Expenses	7,942	-	35,873	2,846	69,862
Net Loss	(7,942)	-	(35,873)	(2,846)	(69,862)
Net Loss per Share –Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	N/A
Weighted Average Shares Outstanding	55,257,500	37,808,689	54,708,049	37,808,689	N/A

Results of Operations for the Three Months Ended April 30, 2009

For the three months ended April 30, 2009 we incurred a net loss of $7,942. During the same period in fiscal 2008 we did not incur any net loss. Our net loss per share did not change during these periods.

Our total operating expenses for the three months ended April 30, 2009 were $7,942. During the same period in fiscal 2008 we did not incur any operating expenses. Our total operating expenses consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

The increase in operating expenses for the three months ended April 30, 2009 was primarily due to an increase in our professional fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to April 30, 2009 and for the Nine Months Ended April 30, 2009

From our inception on June 21, 2007 to April 30, 2009 we did not generate any revenues and we incurred an accumulated deficit of $69,862. We may not generate significant revenues from our royalty interest in the PMD-Duke Pipeline or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

For the nine months ended April 30, 2009 we incurred a net loss of $35,873, compared to a net loss of $2,846 during the same period in fiscal 2008. Our net loss per share did not change during these periods.

Our total operating expenses for the nine months ended April 30, 2009 were $35,873 compared to total operating expenses of $2,846 for the same period in fiscal 2008. Our total operating expenses for these periods consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

The increase in operating expenses for the nine months ended April 30, 2009 was primarily due to an increase in our professional fees.

Liquidity and Capital Resources

As of April 30, 2009 we had cash of $24,206 in our bank accounts. Our entire current assets consist of this cash. As of April 30, 2009 we also had a loan receivable in the amount of $10,000 and a note receivable in the amount of $20,000, for total assets of $54,206.

As of April 30, 2009 we had a working capital surplus of $10,652. Our accumulated deficit from our inception on June 21, 2007 to April 30, 2009 was $69,862 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $69,862 from our inception on June 21, 2007 to April 30, 2009 was funded primarily through equity financing. Since our inception on June 21, 2007 we have raised gross proceeds of $90,514 in cash from the sale of our common stock. During the nine months ended April 30, 2009 we raised $5,000 from the sale of our common stock.

From our inception on June 21, 2007 to April 30, 2009 we spent net cash of $56,849 on operating activities. During the nine months ended April 30, 2009 we spent net cash of $49,004 on operating activities, compared to $2,846 for the same period in fiscal 2008. The increase in expenditures on operating activities for the nine months ended April 30, 2009 was primarily due to an increase in our professional fees.

From our inception on June 21, 2007 to April 30, 2009 we spent net cash of $10,000 on investing activities. During the nine months ended April 30, 2009 we spent net cash of $10,000 on investing activities. During the same period in fiscal 2008 we did not use any cash on investing activities. The increase in expenditures on investing activities for the nine months ended April 30, 2009 was solely due to a loan we issued to a third party.

From our inception on June 21, 2007 to April 30, 2009 we received net cash of $91,055 from financing activities. During the nine months ended April 30, 2009 we received net cash of $5,000 from financing activities, compared to $86,055 for the same period in fiscal 2008. The decrease in receipts from financing activities for the nine months ended April 30, 2009 was primarily due to a decrease in the sale of our common stock.

During the nine months ended April 30, 2009 our monthly cash requirements to fund our operating activities was approximately $5,445. Our cash of $24,206 as of April 30, 2009 is sufficient to cover our current monthly burn rate for a little over four months.

We estimate our planned expenses for the next 12 months (beginning June 2009) to be approximately $1,735,000, as summarized in the table below.

Description	Potential completion date	Estimated Expenses ($)
Purchase other non-operated interests in oil and gas projects	July 2009	100,000
Acquire development stage oil and gas properties	September 2009	420,000
Develop and carry out preliminary exploration programs on any acquired properties	November 2009	900,000
Select and retain two business development consultants	July 2009	60,000
Attendance at forums	July 2009	20,000
Develop a website	June 2009	5,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Management and consulting fees	12 months	60,000
Marketing expenses	12 months	30,000
Transfer agent’s fees	12 months	30,000
General and administrative expenses	12 months	10,000
Total		1,735,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $1,710,800 (a total of $1,735,000 less our approximately $24,200 in cash as of April 30, 2009) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Future Financings

Our financial statements for the nine months ended April 30, 2009 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Of the $1,735,000 we require for the next 12 months, we had approximately $24,200 in cash as of April 30, 2009. We intend to raise the balance of our cash requirements for the next 12 months (approximately $1,710,800) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarabanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerco Resources, Inc.
(Registrant)

Date: June , 2009	/s/ Michael Too
Michael Too
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director