Form 10-Q/A
period 2009-04-30
Minerco Resources, Inc.
filed 2009-06-24
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Minerco Resources, Inc. (“Minerco”, “we”, “our” or “us”) filed a Form 10-Q with the United States Securities and Exchange Commission on June 15, 2009 for our third 2009 quarterly period. We are filing this amendment because we did not include specific dates on the certifications filed as Exhibits 31.1 and 32.1 to that Form 10-Q. Attached to this filing are correctly dated certifications. All other items remain unchanged from our previously filed Form 10-Q.

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

Business Overview

We were incorporated as a Nevada company on June 21, 2007. We have been engaged in the acquisition of interests and leases in oil and natural gas properties since our inception. We have no subsidiaries. Our common stock is quoted on the OTC Bulletin Board under the symbol “MINE”.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerco Resources, Inc.
(Registrant)

Date: June 24, 2009	/s/ Michael Too
Michael Too
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director