Form 10-K
period 2009-07-31
Minerco Resources, Inc.
filed 2009-10-23
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of January 31, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $39,515.

As of October 20, 2009 the registrant’s outstanding common stock consisted of 55,257,500 shares.

PART I

Item 1. Business

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could”, "may", "will", "should", "expects", "plans”, "anticipates", "believes", "estimates", "predicts", "potential" or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our" and "Minerco" mean Minerco Resources, Inc., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

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

We will require capital to carry out our current business plan. We also anticipate that we will require additional financing in order to fully pursue our future business plan. We may not have sufficient financing to undertake our current and future operations and there is no assurance that we will be able to obtain the necessary financing.

Our registration statement on Form S-1 registering an aggregate of 23,757,500 shares of our common stock became effective on February 6, 2009. The 23,757,500 shares offered for resale by the 35 selling security holders include 2,000,000 shares owned by Wisdom Resources, Inc., a company over which Michael Too, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, has sole voting and investment power. We will not receive any proceeds from the resale of these shares by the selling security holders. We incurred all costs associated with the registration statement.

Uncertainties

We are an exploration stage company that has only recently begun operations. We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. To finance our operations, we have completed several rounds of financing and raised $90,514 through private placements of our common stock.

Our most advanced projects are at the exploration stage and there is no guarantee that any of the projects or properties in which we may acquire an interest will be successful. There is also no guarantee that any development stage oil and gas properties we acquire will contain commercially viable quantities of oil and gas. We plan to undertake exploration activities on any properties in which we acquire an interest, but further exploration beyond the scope of our planned activities will be required before we make a final evaluation regarding the economic feasibility of commencing operations on any of them. There is no assurance that further exploration will result in a final evaluation that commercially viable quantities of oil and gas exist on any of these properties.

We anticipate that we will require additional financing in order to complete our acquisition and exploration activities. We currently do not have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to so. Accordingly, there is uncertainty about our ability to continue to operate.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive office is located at 7999 Rue Chouinard, LaSalle, Quebec, Canada H8N 2E5. This office is approximately 100 square feet in size and is provided to us free of charge by Michael Too, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director. As of October 20, 2009 we had not entered into any lease agreement for the office. We do not plan to recognize any rent expenses for this office.

Information on our interest in the PMD-Duke Pipeline is available in the “Business" section of this annual report. Other than our interest in the PMD-Duke Pipeline, we do not own or have any rights to acquire any other interests in any other oil and gas properties.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “MINE”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board in February 2009. However, there have been no high and low bid quotations of our common stock prior to the end of the period covered by this annual report.

Holders

As of October 20, 2009 there were approximately 35 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock shares in street name.

Dividends

As of October 20, 2009 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Equity Compensation Plans

As of October 20, 2009 we did not have any equity compensation plans in place.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities between May 1, 2009 and July 31, 2009.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

We have limited operational history. From our inception on June 21, 2007 to July 31, 2009 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months is uncertain.

Expenses

From our inception on June 21, 2007 to July 31, 2009 we incurred total expenses of $82,247, all of which were general and administrative expenses. We also incurred $30,000 in expenses in the form of impairment of notes receivable. Our general and administrative expenses consisted of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

For the fiscal year ended July 31, 2009 we incurred total expenses of $48,258, all of which were general and administrative expenses. We also incurred $30,000 in expenses in the form of impairment of notes receivable. For the fiscal year ended July 31, 2008 we incurred total expenses of $33,989, all of which were general and administrative expenses.

Net Loss

From our inception on June 21, 2007 to July 31, 2009 we incurred a net loss of $112,247. For the fiscal year ended July 31, 2009 we incurred a net loss of $78,258, and for the fiscal year ended July 31, 2008 we incurred a net loss of $33,989.

Liquidity and Capital Resources

As of July 31, 2009 we had $18,524 in cash and total current assets, $20,257 in total current liabilities and a working capital deficit of $1,733. As of July 31, 2009 we had an accumulated deficit of $112,247.

We are solely dependent on the funds raised through our equity financing. Our net loss of $112,247 from our inception on June 21, 2007 to July 31, 2009 was funded by our equity financing. Since our inception on June 21, 2007 we have raised gross proceeds of $90,514 in cash from the sale of our common stock.

From our inception on June 21, 2007 to July 31, 2009 we spent $61,990 on operating activities. For the fiscal year ended July 31, 2009 we spent $54,145 on operating activities, and for the fiscal year ended July 31, 2008 we spent $7,845 on operating activities.

From our inception on June 21, 2007 to July 31, 2009 we spent $10,000 on investing activities. For the fiscal year ended July 31, 2009 we spent $10,000 on investing activities. We did not engage in any investing activities during the fiscal year ended July 31, 2008.

From our inception on June 21, 2007 to July 31, 2009 we received $90,514 from financing activities. For the fiscal year ended July 31, 2009 we received $4,459 from financing activities, and for the fiscal year ended July 31, 2008 we received $86,055 from financing activities.

The decrease in cash for the fiscal year ended July 31, 2009 of $59,686 was primarily due to an increase in our general and administrative expenses.

We estimate our planned expenses for the next 12 months (beginning November 2009) to be approximately $1,735,000, as summarized in the table below.

Description	Potential Completion Date	Estimated Expenses ($)
Purchase other non-operated interests in oil and gas projects	December 2009	100,000
Acquire development stage oil and gas properties	February 2010	420,000
Develop and carry out preliminary exploration programs on any acquired properties	April 2010	900,000
Select and retain two business development consultants	November 2009	60,000
Attendance at forums	December 2009	20,000
Develop a website	November 2009	5,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Management and consulting fees	12 months	60,000
Marketing expenses	12 months	30,000
Transfer agent’s fees	12 months	30,000
General and administrative expenses	12 months	10,000
Total		1,735,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $1,716,500 (a total of $1,735,000 less our approximately $18,500 in cash as of July 31, 2009) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Future Financings

Our financial statements for the fiscal year ended July 31, 2009 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Of the $1,735,000 we require for the next 12 months, we had approximately $18,500 in cash as of July 31, 2009. We intend to raise the balance of our cash requirements for the next 12 months (approximately $1,716,500) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Research and Development

We do not anticipate spending any material amounts in connection with research and development activities during the next 12 months.

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

Going Concern

We have not generated any revenues and depend upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Foreign currency translation

Our financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Non-monetary items, including equity, are translated at the historical rate of exchange.  Revenues and expenses are translated at the average rates of exchange during the year.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

Minerco Resources, Inc.
(An Exploration Stage Company)
July 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Minerco Resources, Inc.
(An Exploration Stage Company)
LaSalle, Quebec, Canada

We have audited the accompanying balance sheets of Minerco Resources, Inc., (“Minerco”) as of July 31, 2009 and 2008 and the related statements of expenses, changes in stockholders’ deficit and cash flows for the years ended July 31, 2009 and 2008 and the period from June 21, 2007 (inception) through July 31, 2009. These financial statements are the responsibility of Minerco’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minerco as of July 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended July 31, 2009 and 2008 and the period from inception through July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Minerco will continue as a going concern. As discussed in Note 1 to the financial statements, Minerco has no revenues and suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE & BAILEY, PC

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

October 23, 2009

Minerco Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	July 31, 2009	July 31, 2008

ASSETS

Current Assets

Cash	$18,524	$78,210

Total Assets	$18,524	$78,210

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$20,257	$26,144
Due to related parties	–	541

Total Current Liabilities	20,257	26,685

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 75,000,000 shares authorized, 55,257,500 and 42,757,500 shares issued and outstanding	55,257	42,757

Additional paid-in capital	55,257	42,757

Deficit accumulated during the exploration stage	(112,247)	(33,989)

Total Stockholders’ Equity (Deficit)	(1,733)	51,525

Total Liabilities and Stockholders’ Equity (Deficit)	$18,524	$78,210

The accompanying notes are an integral part of the financial statements.

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Expenses

	Year Ended July 31, 2009	Year Ended July 31, 2008	Accumulated from June 21, 2007 (Date of Inception) To July 31, 2009

General and administrative	$48,258	$33,989	$82,247
			,
Impairment of notes receivable	30,000	–	30,000

Net Loss	$(78,258)	$(33,989)	$(112,247)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	N/A

Weighted Average Common Shares Outstanding	54,846,541	40,276,315	N/A

The accompanying notes are an integral part of the financial statements.

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period from June 21, 2007 (Date of Inception) to July 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, June 21, 2007 (Inception)	–	$–	$–	$–	$–

Balance, July 31, 2007	–	–	–	–	–

Common stock issued for cash at $0.002 per share on August 1, 2007	25,000,000	25,000	25,000	–	50,000

Common stock issued for cash at $0.002 per share on September 21, 2007	17,757,500	17,757	17,757	–	35,514

Net loss	–	–	–	(33,989)	(33,989)

Balance - July 31, 2008	42,757,500	42,757	42,757	(33,989)	51,525
Common stock issued in exchange for cash and note receivable at $0.002 per share on August 12, 2008	12,500,000	12,500	12,500	–	25,000

Net loss	–	–	–	(78,258)	(78,258)

Balance – July 31, 2009	55,257,500	$55,257	$55,257	$(112,247)	$(1,733)

The accompanying notes are an integral part of the financial statements.

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended July 31, 2009	Year Ended July 31, 2008	Period from June 21, 2007 (Date of Inception) to July 31, 2009

Cash flows from operating activities

Net loss for the period	$(78,258)	$(33,989)	$(112,247)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of notes receivable:	30,000	–	30,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,887)	26,144	20,257

Net Cash Used in Operating Activities	(54,145)	(7,845)	(61,990)

Cash flows from investing activities

Loan to third party	(10,000)	–	(10,000)

Net Cash Used in Investing Activities	(10,000)	–	(10,000)

Cash flows from financing activities

Proceeds from issuance of common stock	5,000	85,514	90,514
Proceeds (payments) on related party debt	(541)	541	–

Net Cash Provided by Financing Activities	4,459	86,055	90,514

Net change in cash	(59,686)	78,210	18,524

Cash, Beginning of Period	78,210	–	–

Cash, End of Period	$18,524	$78,210	$18,524

Supplemental disclosures of cash flow information

Cash paid for interest	$–	$–	$–
Cash paid for income taxes	–	–	–

Non cash investing and financing activities:
Common stock issued for note receivable	$20,000	$–	$20,000

The accompanying notes are an integral part of the financial statements.

Minerco Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements

1. Nature of Operations and Going Concern

Minerco Resources, Inc. (the “Company”) was incorporated in the state of Nevada on June 21, 2007.  The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2009, the Company has an accumulated deficit and no revenue. The Company is in the business of exploiting and developing natural resources.  The Company participates in and invests in development projects with other companies across a wide range of natural resources.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2010.

2.      Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is July 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)	Financial Instruments

The fair values of financial instruments which include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.  Management has determined that the Company is not exposed to significant credit risk.

Minerco Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

e)	Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary items, including equity, are translated at the historical rate of exchange. Revenues and expenses are translated at the average rates of exchange during the year.

f)	Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)	Recent Accounting Pronouncements

In May 2009 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events”. The objective of SFAS No. 165 is to establish a general standard of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Minerco Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements

3. Gas Pipeline Property – Related Party Transaction

On August 12, 2008, the Company signed an agreement with Wisdom Resources, Inc. to issue 12,500,000 shares at $0.002 per share and received $5,000 cash from Wisdom in exchange for a $20,000 promissory note and an interest in a gas pipeline. The promissory note is dated May 15, 2008 and was payable from Plateau Mineral Development, LLC, the owner and the operator of a certain natural gas pipeline known as the PMD-Duke Pipeline, while the interest consists of a continuous right to receive a royalty of as much as $0.02 and as little as approximately 9% of $0.02 per 1000 cubic feet of gas transported through the PMD-Duke Pipeline for as long as Plateau or its successors operates the Pipeline. Plateau is obligated to pay to the Company $20,000 plus interest calculated annually at the rate of 10% on any unpaid and outstanding principal pursuant to a 36-month payment schedule.  With regard to the royalty interest, the investment unit constitutes two units of a maximum possible twenty-two investment units in the PMD-Duke Pipeline. Each investment unit is valued at $10,000 (payable in cash only), and each unit holder is entitled to receive a share of the royalty on a pro-rated basis according to the number of units held by them. The promissory note is to be paid $6,000 on December 31, 2008, $10,000 on December 31, 2009 and the balance at maturity. The note is secured by assignment of the pipeline.

On January 19, 2009, the Company and Wisdom amended the agreement to shift the $5,000 payment obligation to Wisdom instead of the Company. Michael Too, the President and CEO of the Company, is also the President of Wisdom Resources, Inc. Because Michael Too controls both companies, the promissory note and the royalty interest in the gas pipeline were transferred to the Company at Wisdom’s basis of $20,000 and $0, respectively.

As of the date of filing, the promissory note has not been repaid to the Company and was evaluated for collectability as of July 31, 2009. The note receivable was determined uncollectable in the amount of $20,000 and was therefore impaired.

4. Related Party Transactions

a)	As at July 31, 2008, the Company was indebted to the President of the Company in the amount of $541, which was non-interest bearing, unsecured, and due on demand. The amount was repaid during 2009.

b)	The Company’s offices are provided by the Company’s President on a rent free month to month basis.

Minerco Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements

5. Common Stock

a)	On August 1, 2007, the Company issued 25,000,000 common shares at $0.002 per share for cash proceeds of $50,000.

b)	On September 21, 2007, the Company issued 17,757,500 shares of common stock at $0.002 per share for cash proceeds of $35,514.

c)	On August 12, 2008 the Company issued 12,500,000 shares of common stock at $0.002 per share for $5,000 cash, a $20,000 promissory note and an interest in a gas pipeline. See note 3.

6. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $82,000 which expires in 2028. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2009 and 2008, after applying enacted corporate income tax rates, are as follows:

	2009	2008
Deferred income tax asset
Net operating loss carried forward	$12,000	$ 5,100
Valuation allowance	(12,000)	(5,100)
Net deferred income tax asset	–	–

7. Loan Receivable

On March 25, 2009, the Company loaned $10,000 to Here Enterprises Inc. The loan is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.  As of the date of filing, the promissory note has not been repaid to the Company and was evaluated for collectability as of July 31, 2009. The note receivable was determined uncollectable in the amount of $10,000 and was therefore impaired.

8. Subsequent Events

The Company evaluated subsequent events through October 22, 2009. During this period, the Company did not have any material recognizable subsequent events.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Not applicable.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on the evaluation of these disclosure controls and procedures, our management concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of October 20, 2009:

Name	Age	Position
Michael Too	39	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Michael Too will serve as our sole director until our next annual shareholder meeting or until his successor is elected who accepts the position. Officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Michael Too, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Michael Too has been our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director since September 12, 2008. Mr. Too has a certification in Human Sciences from Champlain Regional College in Quebec, Canada.

From March 1994 to March 2005, Mr. Too worked for Toyota Canada Inc. and Spinelli Lexus Toyota as a sales consultant. In March 2005, Mr. Too was recruited by Mercedes-Benz Canada Inc. to work at one of their dealerships in the province of Quebec, Canada. Mr. Too accepted the position with Mercedes-Benz and is currently working as a sales consultant at Mercedes-Benz West Island in Montreal, Quebec. Mr. Too is also the sole director and officer of Wisdom Resources, Inc., a private company with only nominal operations that is seeking to become involved in the acquisition and exploration of development stage oil and gas properties.

Mr. Too is not currently a director of any other public company or any company registered as an investment company.

Conflicts of Interest

Michael Too, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, also currently serves as the sole officer and director of Wisdom Resources, Inc., a private company with only nominal operations that is seeking to become involved in the acquisition and exploration of development stage oil and gas properties. Wisdom may choose to adopt a business plan similar to ours and may compete with us to acquire interests in the oil and gas industry. Our sole director and officer has a pre-existing fiduciary duty to Wisdom and may not present opportunities to us unless Wisdom has first declined to accept such opportunities. Since we do not have a formal agreement with Mr. Too or a policy with respect to conflicts of interest, we cannot assure you that any conflicts that may arise will be resolved in our favor.

Additionally, any of our future officers or directors may become affiliated with entities engaged in acquisition and exploration activities in the oil and gas industry. Such officers and directors may have pre-existing fiduciary duties and may not agree to present business opportunities to us unless other entities have first declined to accept them. Accordingly, they may have a conflict of interest in determining to which entity a particular business opportunity should be presented.

Significant Employees

Other than our sole officer and director, there are no individuals who make a significant contribution to our business. However, if we are able to retain two business development consultants on a part-time basis or as independent contractors, we expect these individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

As of July 31, 2009 we did not have a class of securities registered under Section 12 of the Exchange Act. Therefore, none of our directors, officers or ten percent (10%) stockholders were required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who has determined that we do not have an audit committee financial expert on our Board to carry out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the Board.

Director Nominees

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board, and does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our Board. If security holders wish to recommend candidates directly to our Board, they may do so by communicating directly with our President at the address specified on the cover of this annual report.

Item 11.  Executive Compensation

None of our directors or executive officers has received any compensation from us from our inception on June 21, 2007 to July 31, 2009. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.

Compensation of Directors

We do not pay our sole director any fees for attendance at Board meetings or similar remuneration or reimburse him for any out-of-pocket expenses incurred by him in connection with our business.

Change of Control

As of October 20, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of October 20, 2009, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of October 20, 2009, there were 55,257,500 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	Michael Too (1) 7999 Rue Chouinard LaSalle, Quebec Canada H8N 2E5	12,500,000 (2)	22.6
All Officers and Directors as a Group		12,500,000	22.6
Common Stock	Raymond Li 65 Gannett Drive Richmond Hill, Ontario Canada L4E 0G2	23,000,000	41.6

(1)	Michael Too is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director.

(2)
The 12,500,000 shares are owned by Wisdom Resources, Inc., a company over which Michael Too, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, has sole voting and investment power.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On August 1, 2007 we issued 25,000,000 shares of our common stock to Gordon DeGroot, our former President, Secretary, Treasurer and sole director, at a price of $0.002 per share in exchange for cash proceeds of $50,000.

On August 12, 2008, we entered into an acquisition agreement with Wisdom Resources, Inc. whereby we issued Wisdom 12,500,000 shares of our common stock and agreed to pay Wisdom $5,000 in cash as consideration for the acquisition of a royalty interest of as much as $0.02 and as little as approximately 9% of $0.02 per 1000 cubic feet of gas flowing through the PMD-Duke Pipeline. On January 19, 2009 we entered into an agreement with Wisdom to amend the acquisition agreement. This amendment agreement changed the terms of the acquisition agreement to reflect the payment by Wisdom to us of $5,000 in cash and removed our obligation to pay Wisdom $5,000 in cash. The amendment agreement affirmed the acquisition agreement in all other respects, with the end result being that we issued Wisdom 12,500,000 shares of our common stock in exchange for the royalty interest and $5,000 in cash. Michael Too, our current President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, has sole voting and investment power over Wisdom.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We currently have one director, Michael Too, who is also our sole executive officer. We do not have a definition of independence, although we plan to develop a definition of independence in the future and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Malone & Bailey, PC, in connection with the audit of our financial statements for the years ended July 31, 2009 and 2008, and any other fees billed for services rendered by our auditors during these periods.

Malone & Bailey, PC
Period from August 1, 2008 to July 31, 2009

Audit fees	$13,000
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$13,000

Malone & Bailey, PC
Period from August 1, 2007 to July 31, 2008

Audit fees	$5,405
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$5,405

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended July 31, 2009.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

For our financial statements, see Item 8 set forth on page 10 of this annual report.

We have omitted financial statement schedules because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibit Number	Exhibit Description
10.1	Amendment to Acquisition Agreement with Wisdom Resources, Inc. dated January 19, 2009 (1)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as an exhibit to our amended registration statement on Form S-1/A filed on January 29, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2009	Minerco Resources, Inc.

	By:	/s/ Michael Too
Michael Too
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Too	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	October 23, 2009
Michael Too