Form 10-Q
period 2009-10-31
Minerco Resources, Inc.
filed 2009-12-14
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of December 8, 2009 the registrant had 55,257,500 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Minerco Resources, Inc.
(An Exploration Stage Company)
October 31, 2009
(Unaudited)

Minerco Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	October 31, 2009 (unaudited)	July 31, 2009

ASSETS

Current Assets

Cash	$1,315	$18,524

Total Assets	$1,315	$18,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$11,280	$20,257

Total Liabilities	11,280	20,257

Stockholders’ Deficit

Common stock, $0.001 par value, 75,000,000 shares authorized, 55,257,500 shares issued and outstanding	55,257	55,257

Additional paid-in capital	55,257	55,257

Deficit accumulated during the exploration stage	(120,479)	(112,247)

Total Stockholders’ Deficit	(9,965)	(1,733)

Total Liabilities and Stockholders’ Deficit	$1,315	$18,524

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Period from June 21, 2007 (Date of Inception) to October 31, 2009

General and Administrative	$13,232	$13,653	$95,479
	,	,	,
Impairment of Note Receivable	–	–	30,000
Loan Recovery	(5,000)	–	(5,000)

Net Loss	$(8,232)	$(13,653)	$(120,479)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	N/A

Weighted Average Common Shares Outstanding	55,257,500	53,627,065	N/A

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Period from June 21, 2007 (Date of Inception) to October 31, 2009

Cash Flows from Operating Activities

Net loss for the period	$(8,232)	$(13,653)	$(120,479)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of notes receivable:	–	–	30,000
Prepaid expenses	–	(2,500)	–
Accounts payable and accrued liabilities	(8,977)	(1,876)	11,280

Net Cash Used in Operating Activities	(17,209)	(18,029)	(79,199)

Cash Flows from Investing Activities

Loan to third party			(10,000)

Net Cash Used in Investing Activities	–	–	(10,000)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	–	5,000	90,514
Proceeds from related party debt	–	–	–

Net Cash Provided by Financing Activities	–	5,000	90,514

Net change in cash	(17,209)	(13,029)	1,315

Cash, Beginning of Period	18,524	78,210	–

Cash, End of Period	$1,315	$65,181	$1,315

Supplemental disclosures of cash flow information

Cash paid for interest	–	–	–
Cash paid for income taxes	–	–	–

Non cash investing and financing activities:
Common stock issued for note receivable	$–	$20,000	$20,000

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(unaudited)

1. Basic of Presentation

The accompanying unaudited interim financial statements of Minerco Resources, Inc. (“Minerco”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Minerco’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in Minerco’s Form 10-K have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Minerco will continue to realize its assets and discharge its liabilities in the normal course of business.  As of October 31, 2009, Minerco has an accumulated deficit.  Minerco is in the business of exploiting and developing natural resource properties.  Minerco participates in and invests in development projects with other companies across a wide range of natural resources.  The continuation of Minerco as a going concern is dependent upon the continued financial support from its shareholders, the ability of Minerco to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding Minerco’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Minerco be unable to continue as a going concern.

Minerco intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through October 31, 2010.

3. Loan Receivable

On March 25, 2009, Minerco issued a loan of $10,000 to Here Enterprises Inc.  The loan is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.  As of July 31, 2009, the promissory note was not repaid and was evaluated for collectability.  The note receivable was determined uncollectable in the amount of $10,000 and was therefore impaired.  During the quarter ended October 31, 2009, $5,000 was recovered from Here Enterprises Inc.

4. Subsequent Events

Minerco evaluated subsequent events through December 8, 2009. During this period, Minerco did not have any material recognizable subsequent events.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended October 31, 2009 ($)	Three Months Ended October 31, 2008 ($)	Period from June 21, 2007 (Date of Inception) to October 31, 2009 ($)
Loan Recovery	5,000	-	-
General and Administrative Expenses	13,232	13,653	95,479
Net Loss	(8,232)	(13,653)	(120,479)
Net Loss per Share –Basic and Diluted	(0.00)	(0.00)	N/A
Weighted Average Shares Outstanding	55,257,500	53,627,065	N/A

Results of Operations for the Three Months Ended October 31, 2009

During the three months ended October 31, 2009 we incurred a net loss of $8,232, compared to a net loss of $13,653 during the same period in fiscal 2008. Our net loss per share did not change during these periods. The decrease in our net loss during the three months ended October 31, 2009 was primarily due to the receipt of $5,000 in the form of proceeds from loan recovery.

Our total operating expenses for the three months ended October 31, 2009 were $13,232, compared to operating expenses of $13,653 during the same period in fiscal 2008. Our total operating expenses during these periods consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to October 31, 2009

From our inception on June 21, 2007 to October 31, 2009 we did not generate any revenues and we incurred a net loss of $120,479. We may not generate significant revenues from our royalty interest in the PMD-Duke Pipeline or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to October 31, 2009 were $95,479, and consisted entirely of general and administrative expenses. We have not incurred any foreign exchange losses, management fees, rent expenses or other operating expenses since our inception.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to October 31, 2009 we also received $5,000 in the form of proceeds from loan recovery and incurred $30,000 in expenses related to the impairment of a note receivable.

Liquidity and Capital Resources

As of October 31, 2009 we had $1,315 in cash and total assets, $11,280 in total liabilities and a working capital deficit of $9,965. Our accumulated deficit from our inception on June 21, 2007 to October 31, 2009 was $120,479 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing, and since our inception on June 21, 2007 we have raised gross proceeds of $90,514 in cash from the sale of our common stock.

From our inception on June 21, 2007 to October 31, 2009 we spent net cash of $79,199 on operating activities. During the three months ended October 31, 2009 we spent net cash of $17,209 on operating activities, compared to net cash spending of $18,029 on operating activities during the same period in fiscal 2008. The decrease in expenditures on operating activities for the three months ended October 31, 2009 was primarily due to a decrease in our net loss for the period.

From our inception on June 21, 2007 to April 30, 2009 we spent net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We did not spend any net cash on investing activities during the three months ended October 31, 2009 or during the same period in fiscal 2008.

From our inception on June 21, 2007 to October 31, 2009 we received net cash of $90,514 from financing activities, all of which were proceeds from the issuance of our common stock. During the three months ended October 31, 2009 we did not receive any net cash from financing activities, compared to net cash received of $5,000 during the same period in fiscal 2008. The decrease in receipts from financing activities for the three months ended October 31, 2009 was primarily due to a decrease in proceeds from the issuance of our common stock.

During the three months ended October 31, 2009 our monthly cash requirements to fund our operating activities was approximately $5,736. Our cash of $1,315 as of October 31, 2009 is sufficient to cover our current monthly burn rate for less than one month.

We estimate our planned expenses for the next 12 months (beginning December 2009) to be approximately $1,735,000, as summarized in the table below.

Description	Potential completion date	Estimated Expenses ($)
Purchase other non-operated interests in oil and gas projects	March 2010	100,000
Acquire development stage oil and gas properties	June 2010	420,000
Develop and carry out preliminary exploration programs on any acquired properties	August 2010	900,000
Select and retain two business development consultants	March 2010	60,000
Attendance at forums	March 2010	20,000
Develop a website	February 2010	5,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Management and consulting fees	12 months	60,000
Marketing expenses	12 months	30,000
Transfer agent’s fees	12 months	30,000
General and administrative expenses	12 months	10,000
Total		1,735,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $1,733,700 (a total of $1,735,000 less our approximately $1,300 in cash as of October 31, 2009) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Future Financings

Our financial statements for the three months ended October 31, 2009 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Of the $1,735,000 we require for the next 12 months, we had approximately $1,300 in cash as of October 31, 2009. We intend to raise the balance of our cash requirements for the next 12 months (approximately $1,733,700) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our acquisition and exploration activities and our general and administrative expenses so as not to exceed the amount of capital resources that are available to us. Specifically, we anticipate that we will defer drilling programs and certain acquisitions pending the receipt of additional financing. Still, if we do not secure additional financing our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations and for the next 12 months, even if we do decide to scale back our operations.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next 12 months.

Acquisition of Plants and Equipment and Other Assets

Apart from our royalty interest in the PMD-Duke Pipeline, we do not anticipate selling or acquiring any material properties, plants or equipment during the next 12 months unless we are successful in obtaining additional financing.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerco Resources, Inc.
(Registrant)

Date: December 14, 2009	/s/ Michael Too
Michael Too
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director