Form 10-Q
period 2010-01-31
Minerco Resources, Inc.
filed 2010-03-22
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-156059

MINERCO RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

7999 Rue Chouinard
Lasalle, Quebec
Canada H8N 2E5
(Address of principal executive offices, including zip code.)

(514) 461-1375
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  [   ]                                                                Accelerated Filer                       [   ]

Non-accelerated Filer      [   ]                                                                Smaller Reporting Company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,257,500 as of March 22, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Minerco Resources, Inc.
(An Exploration Stage Company)
January 31, 2010
(Unaudited)

Minerco Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	January 31, 2010	July 31, 2009

ASSETS

Current Assets

Cash	$3,664	$18,524

Total Assets	$3,664	$18,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$6,585	$20,257

Due to Officer	14,935	-

Total Liabilities	21,520	20,257

Stockholders’ Deficit

Common stock, $0.001 par value, 75,000,000 shares authorized, 55,257,500 shares issued and outstanding	55,257	55,257

Additional paid-in capital	55,257	55,257

Deficit accumulated during the exploration stage	(128,370)	(112,247)

Total Stockholders’ Deficit	(17,856)	(1,733)

Total Liabilities and Stockholders’ Deficit	$3,664	$18,524

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	Period from June 21, 2007 (Date of Inception) to January 31, 2010

General and Administrative	$15,891	$14,278	$29,123	$27,931	$111,370
	,			,	,
Impairment of Note Receivable	–	–	–	–	30,000
Loan Recovery	(8,000)	–	(13,000)	–	(13,000)

Net Loss	$(7,891)	$(14,278)	$(16,123)	$(27,931)	$(128,370)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted Average Common Shares Outstanding	55,257,500	55,257,500	55,257,500	54,442,283	N/A

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	Period from June 21, 2007 (Date of Inception) to January 31, 2010

Cash Flows from Operating Activities

Net loss for the period	$(16,123)	$(27,931)	$(128,370)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of notes receivable:	–	–	30,000
Accounts payable and accrued liabilities	(13,672)	(10,574)	6,585

Net Cash Used in Operating Activities	(29,795)	(38,505)	(91,785)

Cash Flows from Investing Activities

Loan to third party	-	-	(10,000)

Net Cash Used in Investing Activities	–	–	(10,000)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	–	5,000	90,514
Proceeds from related party debt	14,935	–	14,935

Net Cash Provided by Financing Activities	–	5,000	105,449

Net change in cash	(14,860)	(33,505)	3,664

Cash, Beginning of Period	18,524	78,210	–

Cash, End of Period	$3,664	$44,705	$3,664

Supplemental disclosures of cash flow information

Cash paid for interest	–	–	–
Cash paid for income taxes	–	–	–

Non cash investing and financing activities:
Common stock issued for note receivable	$–	$20,000	$20,000

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

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Minerco will continue to realize its assets and discharge its liabilities in the normal course of business.  As of January 31, 2010, Minerco has an accumulated deficit.  Minerco is in the business of exploiting and developing natural resource properties.  Minerco participates in and invests in development projects with other companies across a wide range of natural resources.  The continuation of Minerco as a going concern is dependent upon the continued financial support from its shareholders, the ability of Minerco to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding Minerco’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Minerco be unable to continue as a going concern.

Minerco intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through January 31, 2011.

3. Loan Receivable

On March 25, 2009, Minerco issued a loan of $30,000 to Here Enterprises Inc.  The loan is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.  As of July 31, 2009, the promissory note was not repaid and was evaluated for collectability.  The note receivable was determined uncollectable in the amount of $30,000 and was therefore impaired.  During the three and six months ended January 31, 2010, $8,000 and $13,000, respectively was recovered from Here Enterprises Inc.

4. Related Party Transactions

As of January 31, 2010, the Company is indebted to its Chief Executive Officer for a total of $14,935 (July 31, 2009 - $0) which is non-interest bearing, unsecured and due on demand.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended January 31, 2010 ($)	Three Months Ended January 31, 2009 ($)	Six Months Ended January 31, 2010 ($)	Six Months Ended January 31, 2009 ($)	Period from June 21, 2007 (Date of Inception) to January 31, 2010 ($)
Loan Recovery	(8,000)	-	(13,000)	-	(13,000)
Impairment of Note Receivable					30,000
General and Administrative Expenses	15,891	14,278	29,123	27,931	111,370
Net Loss	(7,891)	(14,278)	(16,123)	(27,931)	(128,370)
Net Loss per Share –Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	N/A
Weighted Average Shares Outstanding	55,257,500	55,257,500	55,257,500	54,442,283	N/A

Results of Operations for the Three Months Ended January 31, 2010

During the three months ended January 31, 2010 we incurred a net loss of $7,891, compared to a net loss of $14,278 during the same period in fiscal 2009. Our net loss per share did not change during these periods. The decrease in our net loss during the three months ended January 31, 2010 was primarily due to the receipt of $8,000 in the form of proceeds from loan recovery.

Our total operating expenses for the three months ended January 31, 2010 were $15,891, compared to operating expenses of $14,278 during the same period in fiscal 2009. Our total operating expenses during these periods consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Six Months Ended January 31, 2010

During the three months ended January 31, 2010 we incurred a net loss of $16,123, compared to a net loss of $27,931 during the same period in fiscal 2009. Our net loss per share did not change during these periods. The decrease in our net loss during the six months ended January 31, 2010 was primarily due to the receipt of $13,000 in the form of proceeds from loan recovery.

Our total operating expenses for the six months ended January 31, 2010 were $29,123, compared to operating expenses of $27,931 during the same period in fiscal 2009. Our total operating expenses during these periods consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to January 31, 2010

From our inception on June 21, 2007 to January 31, 2010 we did not generate any revenues and we incurred a net loss of $128,370. We may not generate significant revenues from our royalty interest in the PMD-Duke Pipeline or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to January 31, 2010 were $111,370, and consisted entirely of general and administrative expenses. We have not incurred any foreign exchange losses, management fees, rent expenses or other operating expenses since our inception.

 Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to January 31, 2010 we also received $13,000 in the form of proceeds from loan recovery and incurred $30,000 in expenses related to the impairment of a note receivable.

Liquidity and Capital Resources

As of January 31, 2010 we had $3,664 in cash and total assets, $21,520 in total liabilities and a working capital deficit of $17,856. Our accumulated deficit from our inception on June 21, 2007 to January 31, 2010 was $128,370 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing, and since our inception on June 21, 2007 we have raised gross proceeds of $90,514 in cash from the sale of our common stock.

From our inception on June 21, 2007 to January 31, 2010 we spent net cash of $91,785 on operating activities. During the six months ended January 31, 2010 we spent net cash of $29,795 on operating activities, compared to net cash spending of $38,505 on operating activities during the same period in fiscal 2009. The decrease in expenditures on operating activities for the six months ended January 31, 2010 was primarily due to an increase in loan recovery for the period.

From our inception on June 21, 2007 to January 31, 2010 we spent net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We did not spend any net cash on investing activities during the six months ended January 31, 2010 or during the same period in fiscal 2009.

From our inception on June 21, 2007 to January 31, 2010 we received net cash of $90,514 from financing activities, all of which were proceeds from the issuance of our common stock. During the six months ended January 31, 2010 we did receive $14,935 any net cash from financing activities, compared to net cash received of $5,000 during the same period in fiscal 2009. The increase in receipts from financing activities for the six months ended January 31, 2010 was primarily due to a loan from our Chief Executive Officer.

During the six months ended January 31, 2010 our monthly cash requirements to fund our operating activities was approximately $6,424. Our cash of $3,664 as of January 31, 2010 is sufficient to cover our current monthly burn rate for less than one month.

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

Based on our planned expenditures, we require additional funds of approximately $1,731,400 (a total of $1,735,000 less our approximately $3,600 in cash as of January 31, 2010 ) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Future Financings

Our financial statements for the three months and six months ended January 31, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Of the $1,735,000 we require for the next 12 months, we had approximately $3,600 in cash as of January 31, 2010. We intend to raise the balance of our cash requirements for the next 12 months (approximately $1,731,400) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd day of March, 2010.

MINERCO RESOURCES, INC.

BY:	MICHAEL TOO
Michael Too, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.