Form 10-Q
period 2010-04-30
Minerco Resources, Inc.
filed 2010-06-18
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number: 333-156059

Minerco Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2636716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16225 Park Ten Place
Suite 500
Houston, TX 77084
 (Address of principal executive offices)

(281) 994-4187
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [   ]   NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 18, 2010 the registrant had 331,545,000 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Minerco Resources, Inc.
(An Exploration Stage Company)
April 30, 2010
(Unaudited)

Minerco Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	April 30, 2010	July 31, 2009

ASSETS

Current Assets

Cash	$85	$18,524

Total Assets	$85	$18,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$7,900	$20,257

Due to Officer	14,935	-

Total Liabilities	22,835	20,257

Stockholders’ Deficit

Common stock, $0.001 par value, 450,000,000 shares authorized, 331,545,000 shares issued and outstanding	331,545	331,545

Additional paid-in capital	(221,031)	(221,031)

Deficit accumulated during the exploration stage	(133,264)	(112,247)

Total Stockholders’ Deficit	(22,750)	(1,733)

Total Liabilities and Stockholders’ Deficit	$85	$18,524

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	Period from June 21, 2007 (Date of Inception) to April 30, 2010

General and Administrative	$2,194	$7,942	$31,317	$35,873	$113,564
	,			,	,
Impairment of Note Receivable	2,700	–	2,700	–	32,700
Loan Recovery	–	–	(13,000)	–	(13,000)

Net Loss	$(4,894)	$(7,942)	$(21,017)	$(35,873)	$(133,264)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted Average Common Shares Outstanding	331,545,000	331,545,000	331,545,500	328,248,297	N/A

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	Period from June 21, 2007 (Date of Inception) To April 30, 2010

Cash Flows from Operating Activities

Net loss for the period	$(21,017)	$(35,873)	$(133,264)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of notes receivable:	2,700	–	32,700
Accounts payable and accrued liabilities	(12,357)	(13,131)	7,900

Net Cash Used in Operating Activities	(30,674)	(49,004)	(95,664)

Cash Flows from Investing Activities

Loan to third party	(2,700)	(10,000)	(12,700)

Net Cash Used in Investing Activities	(2,700)	(10,000)	(12,700)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	–	5,000	90,514
Proceeds from related party debt	14,935	–	14,935

Net Cash Provided by Financing Activities	14,935	5,000	105,449

Net change in cash	(18,439)	(54,004)	85

Cash, Beginning of Period	18,524	78,210	–

Cash, End of Period	$85	$24,206	$85

Supplemental disclosures of cash flow information

Cash paid for interest	–	–	–
Cash paid for income taxes	–	–	–

Non cash investing and financing activities:
Common stock issued for note receivable	$–	$20,000	$20,000

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

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Minerco will continue to realize its assets and discharge its liabilities in the normal course of business.  As of April 30, 2010, Minerco has an accumulated deficit.  Minerco is in the business of exploiting and developing natural resource properties.  From inception to May 25, 2010, Minerco participated in and invested in development projects with other companies across a wide range of natural resources.  On March 23rd, 2010, the Company appointed a new CEO and became a progressive developer, producer and provider of clean, renewable energy solutions in Latin America.  The continuation of Minerco as a going concern is dependent upon the continued financial support from its shareholders, the ability of Minerco to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding Minerco’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Minerco be unable to continue as a going concern.

On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  All shares amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

Minerco intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through April 30, 2011.

3. Loan Receivable

On March 25, 2009, Minerco issued a loan of $30,000 and on March 25, 2010, Minerco issued a loan of $2,700 to Here Enterprises Inc.  The loans are unsecured, non-interest bearing, due on demand and have no specific terms of repayment.  During the year ended July 31, 2009, the $30,000 loan was impaired.  During the nine months ended April 30, 2010, $13,000 of the loan was recovered.  As of April 30, 2010, the $2,700 promissory note was not repaid and was deemed impaired.

4. Related Party Transactions

As of April 30, 2010, the Company is indebted to its former Chief Executive Officer for a total of $14,935 (July 31, 2009 - $0) which is non-interest bearing, unsecured and due on demand.

Minerco Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(unaudited)

5. Subsequent Events

a)	On March 23, 2010, Micheal Too resigned as an officer and director of the Company.

b)
On March 23, 2010, V. Scott Vanis was appointed our President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors.

c)
On May 27, 2010, the Company entered into an agreement with ROTA INVERSIONES S.DE R.L., a Corporation formed under the laws of Honduras (the “Seller”) for the acquisition of Hydro Electric Project known as “Chiligatoro Hydro-Electric” in Honduras in Central America (the “Project”).  The company will pay the Seller 9,000,000 shares of its  common stock within 3 days of closing, 4,500,000 shares of its common stock within 180 days of closing and 4,500,000 shares of common stock upon the Company’s raising of $12,000,000 no later than 24 months after closing.  The Company will pay the Seller a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from the Project prior to completion of the payment of the foregoing.  Further, we will pay the Seller a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from the Project after the completion of the payout for the life of the Project, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as, all associated costs related to the development of the Project.  If the Company is unable to obtain the financing requirements of this agreement, Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to the Project shall be transferred back to the Seller.

d)	On May 28, 2010, Marco Rodriquez was appointed to our board of directors.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

Our registration statement on Form S-1 registering an aggregate of 23,757,500 shares of our common stock became effective on February 6, 2009. The 23,757,500 shares offered for resale by the 35 selling security holders include 2,000,000 shares owned by Wisdom Resources, Inc., a company controlled by Michael Too, our former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director. We will not receive any proceeds from the resale of these shares by the selling security holders. We incurred all costs associated with the registration statement.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended April 30, 2010 ($)	Three Months Ended April 30, 2009 ($)	Nine Months Ended April 30, 2010 ($)	Nine Months Ended April 30, 2009 ($)	Period from June 21, 2007 (Date of Inception) to April 30, 2010 ($)
Loan Recovery	-	-	(13,000)	-	(13,000)
Impairment of Note Receivable	2,700		2,700		32,700
General and Administrative Expenses	2,194	7,942	31,317	35,873	113,564
Net Loss	(4,894)	(7,942)	(21,017)	(35,873)	(133,264)
Net Loss per Share –Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	N/A
Weighted Average Shares Outstanding	331,545,000	331,545,000	331,545,000	328,248,297	N/A

Results of Operations for the Three Months Ended April 30, 2010

During the three months ended April 30, 2010 we incurred a net loss of $4,894, compared to a net loss of $7,942 during the same period in fiscal 2009. Our net loss per share did not change during these periods. The decrease in our net loss during the three months ended April 30, 2010 was primarily due to reduced General and Administrative Expense.

Our total operating expenses for the three months ended April 30, 2010 were $4,894, compared to operating expenses of $7,942 during the same period in fiscal 2009. Our total operating expenses during the three months ended April 30, 2010 consisted of $2,194 in general and administrative expenses and $2,700 for the impairment of a note receivable and during the three months ended April 30, 2009 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Nine Months Ended April 30, 2010

During the three months ended April 30, 2010 we incurred a net loss of $21,017, compared to a net loss of $35,873 during the same period in fiscal 2009. Our net loss per share did not change during these periods. The decrease in our net loss during the nine months ended April 30, 2010 was primarily due to the receipt of $13,000 in the form of proceeds from loan recovery.

Our total operating expenses for the nine months ended April 30, 2010 were $34,017, compared to operating expenses of $35,873 during the same period in fiscal 2009. Our total operating expenses during the nine months ended April 30, 2010 consisted of 31,317 of general and administrative expenses and $2,700 for the impairments of a note receivable and our total operating expenses during the nine months ended April 30, 2010 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to April 30, 2010

From our inception on June 21, 2007 to April 30, 2010 we did not generate any revenues and we incurred a net loss of $133,264. We may not generate significant revenues from our royalty interest in the PMD-Duke Pipeline or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to April 30, 2010 were $113,564, and consisted entirely of general and administrative expenses. We have not incurred any foreign exchange losses, management fees, rent expenses or other operating expenses since our inception.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to April 30, 2010 we also received $13,000 in the form of proceeds from loan recovery and incurred $32,700 in expenses related to the impairment of a note receivable.

Liquidity and Capital Resources

As of April 30, 2010 we had $85 in cash and total assets, $22,835 in total liabilities and a working capital deficit of $22,750. Our accumulated deficit from our inception on June 21, 2007 to April 30, 2010 was $133,264 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing, and since our inception on June 21, 2007 we have raised gross proceeds of $90,514 in cash from the sale of our common stock.

From our inception on June 21, 2007 to April 30, 2010 we spent net cash of $95,664 on operating activities. During the nine months ended April 30, 2010 we spent net cash of $30,674 on operating activities, compared to net cash spending of $49,004 on operating activities during the same period in fiscal 2009. The decrease in expenditures on operating activities for the nine months ended April 30, 2010 was primarily due to an increase in loan recovery for the period.

From our inception on June 21, 2007 to April 30, 2010 we spent net cash of $12,700 on investing activities, all of which was in the form of a loan to a third party. We did spend $2,700 of net cash on investing activities during the nine months ended April 30, 2010 as a loan to a third party.  We did not spend net cash on investing activities during the same period in fiscal 2009.

From our inception on June 21, 2007 to April 30, 2010 we received net cash of $105,449 from financing activities, of which $90,514 were proceeds from the issuance of our common stock. During the nine months ended April 30, 2010 we did receive $14,935 net cash from financing activities, compared to net cash received of $5,000 during the same period in fiscal 2009. The increase in receipts from financing activities for the nine months ended April 30, 2010 was primarily due to a loan from our former Chief Executive Officer.

During the nine months ended April 30, 2010 our monthly cash requirements to fund our operating activities was approximately $6,424. Our cash of $85 as of April 30, 2010 is sufficient to cover our current monthly burn rate for less than one month.

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

Based on our planned expenditures, we require additional funds of approximately $1,734,915 (a total of $1,735,000 less our approximately $85 in cash as of April 30, 2010) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Our exploration activities will be directed by V. Scott Vanis, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, who will also manage our operations and supervise our other planned acquisition activities.

Future Financings

Our financial statements for the three months and nine months ended April 30, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Of the $1,735,000 we require for the next 12 months, we had approximately $85 in cash as of April 30, 2010. We intend to raise the balance of our cash requirements for the next 12 months (approximately $1,734,915) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document Description

10.1	Asset Purchase Agreement by and among Minerco Resources, Inc., and Rota Inversiones S.De R.L.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of June, 2010.

Minerco Resources, Inc.

V. SCOTT VANIS
V. Scott Vanis
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Asset Purchase Agreement by and among Minerco Resources, Inc., and Rota Inversiones S.De R.L.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.