Form 10-K
period 2010-09-30
Minerco Resources, Inc.
filed 2010-11-15
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2010

Commission File Number:   333-156059

MINERCO RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

16225 Park Ten Place
Suite 500
Houston, TX 77084
(Address of principal executive offices, including zip code.)

(281) 994-4187
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐   NO ☐

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES ☒   NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES☐   NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☒   NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 12, 2010: $949,293.

At November 12, 2010, 347,045,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.                      BUSINESS.

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

Overview

Our principal offices are located at 16255 Park Ten Place, Suite 500, Houston, Texas 77084.  Our telephone number is 281-994-4187.  Information about our business can be obtained from our website www.minercoresources.com.

History

Minerco Resources, Inc., was incorporated as a Nevada company on June 21, 2007.  We were originally engaged in the acquisition of interests and leases in oil and natural gas properties. On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  All share amounts throughout this registration statement have been retroactively adjusted for all periods to reflect this stock split.  In May 2010 we changed our focus away from the oil and gas business to that of the development of production and provision of clean, renewable energy solutions in Central America.

Our registration statement on Form S-1 registering an aggregate of 142,545,000 shares of our common stock on behalf of 35 selling shareholders became effective on February 6, 2009. The 142,545,000 shares offered for resale included 12,000,000 shares owned by Wisdom Resources, Inc., a company over which Michael Too, our former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, has sole voting and investment power. We did not receive any proceeds from the resale of these shares by the selling security holders. We incurred all costs associated with the registration statement.

The Project

On May 27, 2010, we acquired 100% of the 6 mega-watt per hour (MWh) Chiligatoro Hydro-Electric Project (“Chiligatoro”) in Intibuca, Honduras. The Project is classified as a run-of-the-river project (not a conventional retention dam) and is currently in the Feasibility Stage of development. Acquisition in this phase of development allows Minerco Resouces, Inc. (“Minerco”) to have full control of the Final Design and Construction.  To date, the construction of the Chiligatoro has not started, and we have not received any revenues from the project. There is no assurance that the Chiligatoro will be completed in a timely manner, if at all.   Additionally, if the Chiligatoro is completed, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us.

On June 28 2010 the Chiligatoro Hydro-Electric Project received approval from the National Energy Commission, which includes a signed the 30 Year Operations Contract with Ministry of Natural Resources and the Environment (SERNA) and is currently negotiating its Power Purchase Agreement (PPA) with The Empresa Nacional de Energia Electrica (ENEE), the Honduran government owned electric power company. The Project is awaiting final approval from the Honduran National Congress. This Congressional Approval acts as a “defacto” guarantee. This approval makes Chiligatoro’s Power Purchase Contracts a recorded law in the Honduran National Congress. Final approval and start of construction is anticipated by 2011.

The revenue for the Chiligatoro Project (or any hydro project) is expected to be generated from:

➢	Power Generation Sales
▪	Chiligatoro Example: 6 MWh x 24 hr/day x $108 /MWh = US$ 15,550 / day or US$ 5,675,000 per year of Gross Energy Generation Revenue

➢	Carbon Credits
▪
Carbon Emission Reduction (CER) Credits can be pre-sold or traded on the open market. The spot price is currently over US$ 10 per Credit. Carbon Credits are relatively new but are measured in tonnes of CO2.

▪	The Chiligatoro Project will eliminate approximately 27,000 tonnes of CO2.per year, or earn 27,000 CER Credits annually. 27,000 CER /year x $10 /CER = US$ 270,000 per year.

➢	Reforestation in Project Buffer Zone
▪
Reforestation generates revenue directly and indirectly. Planting tropical hardwood trees such as mahogany will generate direct revenue in less than 20 years. Current prices yield more than US$ 8,000 per tree.

▪
More importantly, reforestation of the Project’s Buffer Zone (water supply zone) increases the Projects total efficiency within a couple years adding additional power generation revenue. This increase in efficiency is typically 2 – 3%. Additional CER Credits are also realized with reforestation.

The Agreement with ROTA INVERSIONES S.DE R.L

On May 27, 2010, we acquired the rights to the Chiligatoro Project from ROTA INVERSIONES S.DE R.L., a Corporation formed under the laws of Honduras (the “Seller”). Pursuant to the terms of an acquisition agreement, we agreed to pay the Seller a total of 18,000,000 shares of our common stock for 100% of all right, title and interst in and to the Chiligatoro Project  payable as follows: 9,000,000 shares of our  common stock within 3 days of closing, 4,500,000 shares of our common stock within 180 days of closing and 4,500,000 shares of our common stock upon the Company’s raising of $12,000,000 no later than 24 months after closing.  We also agreed to pay the Seller a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from the Project prior to completion of the payment of the foregoing.  Further, we agreed to pay the Seller a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from the Project after the completion of the payout for the life of the Project, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as, all associated costs related to the development of the Project.  If the Company is unable to obtain the financing requirements of this agreement, Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to the Project shall be transferred back to the Seller.

Business Plan

Minerco plans to concurrently:

➢	Develop & Construct New, Ground floor Projects

➢	Acquire existing Projects in various stages of development

➢	Acquire existing Projects with Operations (already generating power)

➢	Acquire rights to future Projects in Private & Public Sector

➢	Expand Scope of Operations to additional Latin Countries

Benefits of Clean, Renewable Energy Projects in Latin America

Due to growing concerns of energy security and climate change, the Central American Region has widely adopted a shift toward Clean, Renewable Energy generation. Most countries rely on fossil fuels for the majority of power generation. Very few countries in the region have native fossil fuel resources and spend huge portions of their budgets on “dirty” energy generation. However, they do have the natural resources for “clean” renewable, sustainable energy creation. In fact, these renewable natural resources are abundant, but they are underdeveloped and largely unexploited.  According to Central American Data the annual energy demand in Central America is expected to increase by approximately 6% over the next half decade and the Inter American Development Bank estimates that more than 7 billion dollars in investment will be needed to meet this demand.  In order to encourage stimulate renewable energy investment and development in Central America the major markets have introduced or adopted additional regulatory and fiscal incentives.  In addition, many countries have introduced measure to limit carbon emissions, making renewable energy more desirable.

Honduras has over 100 approved, renewable energy projects. The project locations and government issued rights have been assigned and transferred to these entrepreneurs, but almost 90% of the projects are not developed and will not be built anytime soon. The country and its entrepreneurs lack the money to even complete Feasibility Studies on these projects. They lack equity or collateral to obtain standard bank loans and lack the relationships to further their projects alone.

Additionally, the incentives for clean energy generation in these countries are plentiful. Latin American countries are hungry to develop clean energy and have created numerous incentives to promote and streamline development. Region-wide incentives include income tax holidays, no duty on imports for construction, price premiums and payment guarantees.

Clean Energy Incentives in Honduras

We have chosen Honduras as our initial country of focus because it has a vast quantity of natural resources, opportunities and incentives to launch Minerco into the “green” future. Honduras has been very proactive in the promotion of its energy renewable sources and offers one of the most attractive incentive packages in Central America with long term purchase agreements, tax exemptions, an additional payment for the energy generated by renewable energy and a dispatch guarantee.  Our management team has developed extensive relationships in Honduras, both in the private and public sectors. In addition, Honduras has adopted some of the most profitable incentives for clean energy within the region. Incentives include:

➢	Clean Energy Price (10% over “dirty” marginal cost, currently $108 /MWh)
➢	Payable in US$ (to counter currency fluctuations)
➢	Contract Guarantee from National Congress (mitigate Political/Country risk)
➢	No import or sales taxes on construction materials
➢	No sales tax on electricity sales
➢	Income tax holiday (10 years)
➢	Clean energy required to be purchased first by power grid (Honduras law)

Competition

The renewal energy industry is highly competitive and characterized by rapid change resulting from technological advances and scientific discoveries. Not only will we compete with other hydro electric power generation companies, but we will also compete with producers and suppliers of other forms of energy such as  fossil fuel and oil.  We will compete in the Central American domestic market with other Central America power generation companies. We face direct competition from Meso America Energy, Globeleq Power, Aggreko, Wartsila, Energy of Central America, Hidrocep Honduras, Hidrocci and face indirect competition from several companies that offer alternative products. These power companies and a number of other power producers have substantially greater financial, infrastructure or other resources than we do. We may also face competition from new entrants to the hydropower industry having business objectives similar to ours, including venture capital and private equity funds, leveraged buyout funds, and other operating businesses that may offer more advanced technological capabilities or that have greater financial resources. The ability of our competitors to access resources that we cannot access may prevent us from acquiring additional hydropower projects in strategic locations or from increasing our generating capacity. There is also increasing competition among operating power plants for increases in dispatched output, higher on-grid tariffs and land use rights. If we are unable to compete successfully, our growth opportunities to increase generating capacity may be limited and our revenue and profitability may be adversely affected. In recent years, the ongoing reform of the Central American power industry has included experimental programs to set on-grid tariffs through competitive bidding among thermal power plants. The tariffs determined by competitive bidding may be lower than the pre-approved tariffs for planned output. In the future, competitive bidding may extend to hydroelectric power plants and further increase price competition among domestic power generation companies.

We also compete with producers and manufacturers of other sources of energy.  The demand for power plants that produce electricity from renewable energy sources such as water depends in part on the cost of generation from other sources of energy. The terms under which supplies of petroleum, coal, natural gas and other fossil fuels, as well as uranium, can be obtained are key factors in determining the economic interest of using these energy sources rather than renewable energy sources. The principal energy sources in competition with renewable energy sources are petroleum, coal, natural gas and nuclear energy. The record price levels for fossil fuels, in particular, petroleum and natural gas, enhanced the price competitiveness of electricity from renewable energy sources in 2008. A decline in the competitiveness of electricity from renewable energy sources in terms of cost of generation, technological progress in the exploitation of other energy sources, discovery of large new deposits of oil, gas or coal, or the recent decline in prices of those fuels from historically high levels, could weaken demand for electricity generated from renewable energy sources.

In the renewable energy sector, competition primarily exists with regard to factors such as bidding for available sites, performance of sites in generation, quality of technologies used, price of power produced and scope and quality of services provided, including operation and maintenance services. A decline in the competitiveness of electricity generated from hydroelectric sources in terms of such factors could weaken demand for hydroelectric power.

Funding

To date, we have met our financing needs through private sale of shares of our common stock and other equity securities and loans from investors.  If our revenue from sales is not sufficient to meet our ongoing expenses we will need additional financing.

Employees

As of July 31, 2010, we had 1 full time employee and 5 consultants.   We currently expect to hire approximately 10-15 employees over the next 12 months, which will cause us to incur additional costs.

Property

Our principal office is located at 16255 Park Ten Place, Suite 500, Houston, Texas 77084. This space consists of approximately 150 square feet.  On May 25, 2010, we signed a lease with Tower Executive Suites for six months at a monthly rate of $1,065.  On September 20, 2010, we amended the lease with Tower Executive Suites for a new sixth month term beginning October 1, 2010 at a monthly rate of $140.  We believe these facilities are adequate to serve our present needs.

INDUSTRY OVERVIEW

REGULATION

All of our power plants in Central America will be subject to extensive regulation by the Central American governmental authorities, including central governmental authorities such as the Ministry of Commerce, the State Administration for Industry and Commerce, the National Development and Reform Commission, the State Electricity Regulatory Commission, the State Administration of Taxation, the Ministry of Environmental Protection, the Ministry of Communications and Transportation, the Ministry of Water Resources, the Ministry of Land and Resources and the Ministry of Housing and Urban-Rural Development, as well as their provincial and local counterparts. Government regulations will address virtually all aspects of our operations, including, among others, the following:

•	planning and construction of our plant in Chiligatoro and new power plants;

•	the granting of power generation, dispatch and supply permits;

•	the amount and timing of power generation;

•	the setting of on-grid tariffs paid to power producers and power tariffs paid by consumers of electricity;

•	power grid control and power dispatch, including the setting of preferential policies for the dispatch of renewable energy generated power;

•	allocation of water resources and control of water flows;

•	environmental protection and safety standards;

•	acquisitions by foreign investors; and

•	taxes, in particular Enterprise Income Tax and Value Added Tax.

Our costs of compliance with, and reliance on, this regulatory system will be significant to our business. An increase in the cost of compliance could increase our operating costs and expenses and materially and adversely affect our results of operations. Moreover, policy movements against renewable energy power producers could limit our opportunities for growth and materially and adversely affect our revenues.

We will also be required to obtain a permit from the State Electricity Regulatory Commission prior to operating any plant.  A new permit system was established in 2005, which requires all existing and new power generating, dispatching and supplying companies to obtain permits from the State Electricity Regulatory Commission. The State Electricity Regulatory Commission has been in the process of implementing the new permit system. By the end of 2008, the State Electricity Regulatory Commission had issued 6,170 power generating permits. We have submitted applications for power generation permits for our plant being constructed, but have not yet received the permits. The granting of a power generation permit for a new power generation project is a time-consuming and complicated process. A failure to obtain a power generation permit may have a material adverse effect on our business operations, including the forfeiture of income and the imposition of fines.

ITEM 1A.                      RISK FACTORS.

Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below, the other information in this Prospectus, the documents incorporated by reference herein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

RISK FACTORS

An investment in our securities involves significant risks. You should carefully consider the risks described below, together with all of the other information in this prospectus, including our consolidated and other financial statements and related notes, and the financial statements of our acquired subsidiaries, included elsewhere in this prospectus, before you decide to purchase our securities. If any of these risks actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected, the trading price and value of our securities could decline and you could lose all or part of your investment.

Risks Relating to our Company and the Central American Hydropower Industry

We have a limited operating history which provides limited reference for you to evaluate our ability to achieve our business objectives.

Our company has a limited operating history, is subject to the risks and uncertainties associated with early stage companies and has historically operated at a loss. Accordingly, you will have a limited basis on which to evaluate our ability to achieve our business objectives. We were formed in July 2007 as a Nevada Corporation without any operating business. Until May 2010 we were engaged in the oil and gas business when we switched our focus to the provision of renewable energy.  We have acquired the rights to a single hydropower electric plant and will seek to carry out our acquisition strategy in Central America. Our financial condition, results of operations and our future success will, to a significant extent, depend on our ability to successfully develop the Chiligatoro Project and our ability to continue to acquire the rights to hydroelectric projects throughout Central America, obtain the necessary governmental approvals of those projects, and obtain financing to build those projects. We cannot assure you that we will be able to complete the Chiligatoro Project or that any additional acquisitions can be consummated on terms favorable to us or at all, or that if we achieve those acquisitions we will be able to operate our expanded business profitably. We also may not successfully complete the Chiligatoro Hydro Electric project we have undertaken to develop given our lack of experience developing hydro-electric projects, which refer to projects that lack one or more construction permits and have not begun construction.

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   The construction of the Chiligatoro Plant and the obtainment of the regulatory approvals necessary to operate such plant, which are crucial to our future success, has required and will continue to require significant expenditures. These expenditures will result in a loss until adequate revenues are derived from the operations of the Chiligatoro Plant.  For the year ended July 31, 2010 we had no revenue and sustained a net loss of $123,810.  Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

If we fail to achieve our business objectives, then we may not be able to realize our expected revenue growth, maintain our existing revenue levels or operate at a profit. Even if we do realize our business objectives, our business may not be profitable in the future.

We may not be able to continue as a going concern.

The opinion of our independent registered accounting firm for our fiscal years ended July 31, 2010 and July 31, 2009 is qualified subject to substantial doubt as to our ability to continue as a going concern.   See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.   During the year ended July 31, 2010 we incurred $134,109 of total expenses, had a net loss of $123,809 and at July 31, 2010 had an accumulated deficit of $236,056 and stockholders’ equity of $591,140.   During the year ended July 31, 2009 we incurred $48,258 of total expenses, had a net loss of $78,258 and at July 31, 2009 had an accumulated deficit of $112,247 and a stockholders’ deficit of $1,733.

We currently do not have an operating plant and only have the rights to construct a plant in one territory, making us dependent on one plant for our income.

To date, we only have acquired rights to one project in Honduras which is in the process of being constructed and therefore, initially all of our revenue will be derived from this one plant. If we should experience construction delays or fail to obtain necessary regulatory approvals, our operations will not commence when anticipated, if at all.   If we experience operational problems at such plant or demand or operational problems in Honduras, our revenue will be adversely impacted.  Our success will be dependent upon our ability to expand our territory and our ability to apply our plans used in our current territory to a broader territory.  Our inability to expand our territory will have an adverse impact on our anticipated revenue.

We may be adversely affected by the slowdown of Central American economy caused in part by the recent global crisis in the financial services and credit markets.

It is uncertain how long the global crisis in the financial services and credit markets will continue and the impact this will have on the global economy in general and the economy of Central America in particular. We are currently unable to estimate the impact the slowing of the Central American economy will have on our business. Reduction in demand we anticipate for electricity generated by our hydropower plants would have a material and adverse effect on our financial condition and results of operations.

Our business is dependent upon hydrological conditions, which may from time to time result in conditions that are unfavorable to our business operations.

Our hydroelectric power generating prospects will be dependent upon hydrological conditions prevailing from time to time in the broad geographic regions in which our existing and future hydropower plants are located. There can be no assurance that the water flows at our existing and future sites will be consistent with our expectations, or that climatic and environmental conditions will not change significantly from the prevailing conditions at the time our projections were made. Water flows vary each year, and depend on factors such as rainfall, snowfall, rate of snowmelt and seasonal changes. Our existing and future hydropower plants may be subject to substantial variations in climatic and hydrological conditions which may reduce water flow and thus our ability to generate electricity. While we have selected and will continue to select our hydropower plants for acquisition in part on the basis of their projected outputs, the actual water flow required to produce those outputs may not exist or be sustained.  If hydrological conditions result in droughts or other conditions that negatively affect our existing or proposed hydroelectric generation business, our results of operations could be materially and adversely affected.

The operation of our hydropower plants and customer demand for our power may be vulnerable to disruptions caused by natural and man-made disasters, which may materially and adversely affect our results of operations.

Our plants could be required to cease operating in the event of a drought, and to cease operating or even be damaged in the event of a flood. Water supply to our power plants and the plants themselves are vulnerable to natural disasters including, but not limited to, earthquakes, storms, tornadoes and floods, as well as disasters caused by human actions such as terrorist attacks, military conflicts and other deliberate or inadvertent actions which may affect the availability of water supplies or water flow to our power plants. Such disasters are unpredictable and can significantly damage our access to water supply and power plant equipment as well as the property of our consumers. Under such circumstances, market demand for power in general may be significantly adversely affected, reducing the need for the electricity we produce, and we may be unable to continue operation of our plants or to produce the level of electricity we expect. The insurance coverage we maintain may not be adequate to compensate us for all damages and economic losses which may arise in connection with these disasters. Such disruption to our operations could materially and adversely affect our results of operations.

We may encounter difficulties in identifying suitable acquisition opportunities, which would result in us being dependent upon a limited number of hydropower plants and having limited revenue growth potential.

Our ability to implement our acquisition strategy will depend on a number of factors, in particular, our ability to identify suitable acquisition targets and reach agreements with vendors for acceptable consideration and on commercially reasonable terms. We believe identifying and acquiring projects on reasonable terms may be more difficult in the future as domestic and international competitors seek to acquire small hydropower plants in Central America.

If we are unable to acquire suitable hydropower projects in Central America, we will continue to remain dependent upon our one plant not yet constructed. The resulting lack of diversification may:

•	result in our dependence upon the performance of our one plant not yet constructed;

•	result in our dependence upon electricity sales in limited geographical areas;

•	subject us to increased risks associated with drought or other natural disasters in a particular geographical area; and

•	limit our ability to grow our revenues and to obtain the benefits of scale that we anticipate.

In such event, we will not be able to diversify our operations to spread risks or offset losses, unlike other entities that may complete acquisitions in different geographical areas, different industries or different segments of a single industry.

Greenfield projects and projects under construction present substantial development, construction, start-up and partnership risks, which could materially and adversely affect our results of operations, financial condition and growth prospects.

Greenfield projects, in particular the Chiligatoro Hydroelectric project, and projects under construction, present substantial development risk. The development and construction of hydropower plants is time-consuming and complex and requires significant capital investment. In connection with the development and construction of hydropower plants, we will seek to obtain government permits and approvals, land purchase or leasing agreements, equipment procurement and construction contracts, operation and maintenance agreements, and sufficient equity capital and debt financing. Factors that may impair our ability to develop and construct hydropower plants include:

•
delays in obtaining various regulatory approvals, licenses or permits from different governmental authorities at different levels, including permission for the construction and operation of the hydropower plant itself, the environmental permits and permits to use the relevant land;

•	shortages or increases in the cost of equipment, materials or labor;

•	adverse weather conditions, which may delay the completion of hydropower plants or substations, or natural disasters, accidents or other unforeseen events;

•	unforeseen engineering, design, environmental or geological problems;

•	opposition of local interests;

•	strikes and labor disputes;

•	inability to obtain financing on satisfactory terms; and

•	adverse changes in the Central American regulatory environment.

Any of these factors may cause delays in completion of hydropower plants and may increase the cost of contemplated projects. If we are unable to complete the projects contemplated, the costs incurred in connection with such projects may not be recoverable. Even if we complete these projects, as a result of project delays, cost overruns, changes in market circumstances or other reasons, we may not be able to achieve the intended economic benefits or demonstrate the commercial viability of these projects, which may materially and adversely affect our results of operations, financial condition and growth prospects.

In addition, the commencement of operations at a newly constructed hydropower plant involves many risks, including start-up problems, the breakdown or failure of equipment or processes, performance below expected or contracted levels of output or efficiency and problems with the construction of new supporting infrastructure, such as grid transmission equipment. While manufacturers’ warranties are generally obtained for limited periods relating to each project and its equipment in varying degrees, and construction contractors may guarantee certain performance levels, subject to the payment of liquidated damages, the proceeds of such warranties or performance guarantees, if any, may not be adequate to cover lost revenues or increased costs and expenses associated with equipment problems during project start-up. We also may develop projects with local development partners, which exposes us to risks associated with our partners’ failure to retain development rights, obtain permits and approvals required for the development of a project or perform their management, construction or financing obligations. Realization of any of these risks could materially and adversely affect our results of operations, financial condition and growth prospects.

We expect to derive our revenues solely from the sale of hydropower electricity and each of our plants will typically has only one customer. Any prolonged disruption to the demand for hydropower or termination of a customer relationship may cause our revenues to decrease significantly.

We expect to derive revenues solely from the sale of electricity generated by hydropower plants, and most of our power is expected to be sold to one of two national power grids. If for any reason the national power grids reduce or eliminate their purchases of hydropower, whether due to the emergence of a cheaper renewable energy source, withdrawal of government policy support for the dispatch of renewable energy or a severe drop in the Central American demand for power, we may not have alternative customers readily available to us. Without alternative sources of income, our revenues would decrease significantly should a reduction in demand for hydropower or lack of customers continue for a prolonged period.

We depend on the experience of our executive officers and our business may be severely disrupted in the event that we lose their services and are unable to find replacements with comparable experience and expertise.

We believe that our future success is dependent upon the continued services of our executive officers, as we rely on their industry experience and expertise in our business operations. In particular, we rely heavily on V. Scott Vanis, our President and Chief Executive Officer and member of the Board of Directors and  Sam J Messina III, our Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors, for their business vision, management skills and technical expertise in the hydroelectric industry as well as their working relationships with many of our potential acquisition targets, the power grids we service and other participants in the hydroelectric industry. We do not maintain key-man life insurance for any of our executive officers. If any of these executive officers were unable or unwilling to continue in their present positions, or if they left our company, we may not be able to replace them with comparably skilled executives, which would cause severe disruption to our ability to manage our business. If we are unable to retain or replace our key personnel and other key employees, we may not be able to implement our business strategy and our financial condition and results of operations may be materially and adversely affected.

We will need substantial additional funding to accomplish our growth strategy and may be unable to raise capital on terms favorable to us or at all, which could increase our financing costs, dilute your ownership interests, affect our business operations or force us to delay, reduce or abandon our growth strategy.

Our growth strategy is to acquire and develop additional hydropower projects in Central America and concentrate on those projects with potential for expansion. To successfully implement this growth strategy, we will need to raise substantial additional funds. Our ability to arrange financing and the cost of such financing are dependent on numerous factors, including but not limited to:

•	general economic and capital market conditions;

•	the availability of credit from banks or other lenders;

•	investor confidence in us; and

•	the continued performance of our hydropower plants.

We cannot predict when, if ever, our operations will generate any revenue at all or sufficient cash flows to fund our capital investment requirements. Until they do, we will be required to finance our cash needs through public or private equity offerings, equity lines, bank loans or other debt financing, or otherwise. There can be no assurance that international or domestic financing for future power plant acquisitions, development and expansion of existing power plants will be available on terms favorable to us or at all, which could force us to delay, reduce or abandon our growth strategy, increase our financing costs, or both.

Additional funding from debt financings may make it more difficult for us to operate our business because we would need to make principal and interest payments on the indebtedness and may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may, among other things, limit our ability to make business and operational decisions and pay dividends. Furthermore, raising capital through public or private sales of equity to finance acquisitions or expansion could cause earnings or ownership dilution to your shareholding interests in our company.

Assumptions applied to our investment analyses and feasibility studies may not be accurate, and thus our actual return on investments, operational results, and overall growth may be materially and adversely affected.

In performing investment analysis and feasibility studies for our acquisition and development targets, we consider factors such as: (i) demand for power and growth potential in the area where the plant is located, (ii) increase in power generation capacity in the locality, (iii) the average tariff of power plants of similar types and capacity, (iv) quality of transmission systems to the local power grids, (v) facilities and technology at the power plant and (vi) ability to retain existing debt financing for the plant or obtain new financing. However, much of the information we rely on in preparing these analyses is provided by the sellers of the plants. With the rapid development of the Central American hydropower industry in recent years, there is some increased risk of plants being built based on inaccurate or incomplete technical data. As a result, the assumptions we use to perform our internal investment analyses and feasibility studies may not be accurate or complete. If any one of our observations or assumptions, or a combination thereof, proves to be inaccurate, then our estimated returns on investments, operational results and our overall growth may be materially adversely affected.

The operations of our hydropower plants may be adversely affected by the failure of key equipment, civil structures or transmission systems, which could result in lost revenues, increased maintenance costs and our owing damages to our customers for lost revenues.

The breakdown of generation equipment or failure of other key equipment or of a civil structure in one or more of our hydropower plants could disrupt the generation of electricity and result in revenues being lower than expected. Further, any breakdown or failure of one or more of our transmission systems could disrupt transmission of electricity by a power plant to the power grid. Repair of such breakdowns may take one or two days or up to a month, depending on the nature of the problem and availability of spare parts. In addition, if the problem is related to the grid, we will not be able to dispatch our power until the grid carries out the necessary repairs. A portion of the generation facilities that we may acquire in the future, were, or may have been, constructed many years ago. Older generating equipment may require significant capital expenditure to keep it operating efficiently. Such equipment is also likely to require periodic upgrading and improvement. Breakdown or failure of one of our plants also may prevent us from performing under the applicable power sales agreement which, in certain situations, could result in termination of the agreement or incurring liability for liquidated damages. These events may reduce our ability to generate power, resulting in loss of revenues and increased maintenance costs.

Our power generating operations may be adversely affected by operational risks, which may result in uninsured losses.

Operating hydropower plants involves many risks and hazards which may be beyond our control and could cause significant business interruptions, personal injuries and property or environmental damage, and could increase power generating costs at affected hydropower plants for an unknown duration. These risks include but are not limited to:

•	failure of power transmission systems;

•	unexpected maintenance or technical problems;

•	human error;

•	failure of our mechanical, software or monitoring systems; and

•	industrial accidents.

The occurrence of any of these events, and the consequences resulting from them, may not be covered adequately or at all by our insurance policies. We do not currently carry any third-party liability insurance, business interruption insurance or insurance covering environmental damage arising from accidents on our property or relating to our operations. See “Business — Insurance.” Uninsured losses incurred or payments we may be required to make may have a material adverse effect on our results of operations and financial condition.

Our operations may be interrupted by realization of unexpected risks or difficulties in integrating acquired businesses, which could interrupt our existing business and materially and adversely affect our results of operations.

Our continued growth and ability to leverage our management expertise depend on the successful implementation of our acquisition strategy. We cannot assure you that any particular acquisition will produce the intended benefits. For instance, if we fail to integrate an acquired project into our operations successfully, or the synergies expected from an integration ultimately fail to materialize, then our existing business operations may be interrupted. We may have as a result expended significant management time, capital and other resources to the transaction, which interrupted our existing business operations.

Risks which may be incurred through acquisitions include, but are not limited to:

•	potential construction or engineering problems which may expose us to severe economic loss or legal liabilities and require substantial expenditure from us to remediate;

•	unforeseen or hidden liabilities, including exposure to legal proceedings, associated with newly acquired companies;

•	failure to generate sufficient revenues to offset the costs and expenses of acquisitions;

•
potential impairment losses and amortization expenses relating to goodwill and intangible assets arising from any of such acquisitions, which may materially reduce our net income or result in a net loss; and

•	possible contravention of Central American regulations applicable to such acquisitions.

We are subject to any one of the risks at the Chiligatoro Plant and additional plants we may acquire.  Any one or a combination of the above risks could interrupt our existing business and materially adversely affect our results of operations.

Our growth strategy is dependent upon our ability to manage our growth effectively which, if unsuccessful, could result in a material adverse impact on our financial condition and results of operations.

We hope to expand our business and operations. The success of our growth strategy will depend in part upon our ability to manage our growth, including, for example, our ability to assimilate management of acquired plants into our own management structure, to hire, train, supervise and manage new employees, to establish and maintain adequate financial control and reporting systems and other systems and processes, and to manage a rapidly growing and much larger operation. We cannot assure you that we will be able to:

•	expand our systems and processes effectively or efficiently or in a timely manner;

•	allocate our human resources optimally or reduce headcount without experiencing community protest, strike or other social unrest;

•	identify and hire qualified employees or retain valued employees;

•	incorporate effectively hydropower projects in various stages of development that we may acquire;

•	maintain good relationship with power grids; or

•	centralize and improve the efficiency of the management and operations of the power plants acquired.

If we fail to effectively manage our growth, then our financial condition and results of operations could be materially adversely affected.

If less than all of the electricity we generate is dispatched by the grids, our future anticipated revenues will be reduced.

Our profitability will depend, in part, upon our power plants generating electricity at a level sufficient to meet or exceed the planned generation agreed with our local dispatch company, which in turn will be subject to local demand for electric power and dispatching to the grids by the dispatch centers of the local grid companies.

The dispatch of electric power generated by a power plant is controlled by the dispatch centers of the applicable grid companies pursuant to a dispatch agreement with us and pursuant to governmental dispatch regulations. In each of the markets in which we will operate, we will compete against other power plants for power sales, and dispatch is allocated based on actual demand from the grid. No assurance can be given that the dispatch centers will dispatch the full amount of the planned generation of our power plants. A reduction by the dispatch centers in the amount of electric power dispatched relative to our hydropower plants’ planned generation could have a material adverse effect on our power generation and thus reduce our revenues.

Compliance with environmental regulations can be costly, and we may become subject to further environmental compliance requirements in connection with our operations, which could materially and adversely affect our results of operations and financial condition.

We are required to comply with Central American national and local regulations regarding environmental protection for the construction and operation of our hydropower plants. We have applied for all the environmental permits that are necessary under current Central American laws and regulations to conduct our business, but have not obtained some of the environmental permits from the relevant governmental authorities yet. Furthermore, to the extent that any plant we acquire in the future may have been in compliance with Central America environmental protection laws and regulations at the time they were constructed, we cannot assure you that the Central American government will not require retroactive application of current laws and regulations to such old plants. Compliance with environmental regulations can be very expensive, and non-compliance with these regulations may result in adverse publicity, potentially significant monetary damages and fines and suspension of our business operations. In addition, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. If we fail to comply with any future environmental regulations, we may be required to pay substantial fines, suspend production or even cease operations. We do not carry any insurance for damages resulting from failure to comply with environmental regulations.

In addition, Central America currently has no minimum flow requirements such as those that have been implemented by other countries that employ hydropower. The purpose of minimum flow requirements is to ensure that there is enough water upstream and downstream for other users, and for navigation, fish and other wildlife. Central America may implement minimum flow requirements in the future, and to the extent we do not have sufficient water supply due to such minimum flow requirements, we may have to reduce our power generation or cease operation of the affected plants, as a result of which our results of operations and financial condition would be materially and adversely affected.

Our business and business prospects rely in part on policy support from the Central American government, and our financial condition and results of operations may be materially and adversely affected if we lose such support.

National, provincial and local governments in Central America support the expansion of hydropower, which eases the approval process for facility acquisition, construction and financing. Under the Central America Renewable Energy Law, Catalogue for the Guidance of Foreign Investment Industries, the Eleventh Five-year Plan of the Development of Renewable Energy Resources and other relevant laws, expansion of both large- and small-scale hydropower production is one of the priorities for the development of the nation’s power supply, and foreign investment in the sector is encouraged. We expect that our  plant in Chiligatoro will enjoy several types of government support, including provision of bank loans, sometimes at lower interest rates than those borne by other private companies, policy support for local grids to purchase all the power we generate and lower levels of VAT levied on small hydropower production in some provinces where we have operations. If for any reason, such as development of new energy production technologies or migration to other renewable energy sources, Central America removes such policy support, our financial condition and results of operations may be materially and adversely affected.

Competition in the Central American power industry may increase, and our results of operations and growth prospects may be materially and adversely affected if we are unable to compete effectively.

We will compete in the Central American domestic market with other Central America power generation companies. These power companies and a number of other power producers have substantially greater financial, infrastructure or other resources than we do. We may also face competition from new entrants to the hydropower industry having business objectives similar to ours, including venture capital and private equity funds, leveraged buyout funds, and other operating businesses that may offer more advanced technological capabilities or that have greater financial resources. The ability of our competitors to access resources that we cannot access may prevent us from acquiring additional hydropower projects in strategic locations or from increasing our generating capacity. There is also increasing competition among operating power plants for increases in dispatched output, higher on-grid tariffs and land use rights. If we are unable to compete successfully, our growth opportunities to increase generating capacity may be limited and our revenue and profitability may be adversely affected. In recent years, the ongoing reform of the Central American power industry has included experimental programs to set on-grid tariffs through competitive bidding among thermal power plants. The tariffs determined by competitive bidding may be lower than the pre-approved tariffs for planned output. In the future, competitive bidding may extend to hydroelectric power plants and further increase price competition among domestic power generation companies. We cannot assure you that increased competition in the future will not have a material adverse effect on our results of operations and growth prospects.

Our business depends on the competitiveness of hydroelectric power generation in relation to other forms of electric power generation. Fewer hydropower plants may be built and less electricity from hydropower sources may be sold if fossil fuel prices decline significantly or if other renewable energy sources become less expensive than hydropower, either of which could have a material adverse effect on our results of operations, financial condition and growth prospects.

The demand for power plants that produce electricity from renewable energy sources such as water depends in part on the cost of generation from other sources of energy. The terms under which supplies of petroleum, coal, natural gas and other fossil fuels, as well as uranium, can be obtained are key factors in determining the economic interest of using these energy sources rather than renewable energy sources. The principal energy sources in competition with renewable energy sources are petroleum, coal, natural gas and nuclear energy. The record price levels for fossil fuels, in particular, petroleum and natural gas, enhanced the price competitiveness of electricity from renewable energy sources in 2008. A decline in the competitiveness of electricity from renewable energy sources in terms of cost of generation, technological progress in the exploitation of other energy sources, discovery of large new deposits of oil, gas or coal, or the recent decline in prices of those fuels from historically high levels, could weaken demand for electricity generated from renewable energy sources.

In the renewable energy sector, competition primarily exists with regard to factors such as bidding for available sites, performance of sites in generation, quality of technologies used, price of power produced and scope and quality of services provided, including operation and maintenance services. A decline in the competitiveness of electricity generated from hydroelectric sources in terms of such factors could weaken demand for hydroelectric power. Should hydropower production become uncompetitive with other forms of renewable energy production, or if fossil fuel production becomes more cost competitive, the construction of hydropower plants may slow, thus reducing our pool of potential acquisition targets and limiting our ability to grow our operations.

Planning, construction, acquisition and operation of our hydropower plants require us to obtain and maintain a significant number of permits and approvals from Central American government agencies, some of which we have not obtained or were not transferred to us upon project acquisition. Failure to obtain these permits and approvals could result in significant fines and our loss of the right to develop or operate those assets, which would materially and adversely affect our future growth plans and results of operations.

The planning, construction, acquisition and operation of small hydropower plants in Central America requires permits and approvals to be obtained and maintained under different regulatory schemes administered by a wide range of Central American government agencies. See “Regulation.” The development rights we have obtained or may obtain are, in most cases, for projects that have not yet received planning and other permits. We believe we have applied for the grant, of all permits and approvals required to develop and operate our hydropower plants. However, our applications with respect to one or more projects may be rejected and we may be fined for failure to timely obtain permits and approvals for any of those projects. Failure to obtain missing permits and approvals may in certain cases result in significant fines or the government authorities requiring us to cease operation of our hydropower plants, or unwind the acquisition of the project, any of which would materially and adversely affect our future growth plans and results of operations. Failure to obtain permits and approvals for our development projects may result in our inability to complete and operate the project, or our being subject to penalties and fines upon completion of the project, either of which could materially and adversely affect our future growth and results of operations.

Our operations in Central America are extensively regulated by the Central American government and our costs associated with compliance with such regulations are substantial. Our results of operations and future growth prospects may be materially and adversely affected by future changes in government regulations and policies.

All of our power plants in Central America will be subject to extensive regulation by the Central American governmental authorities, including central governmental authorities such as the Ministry of Commerce, the State Administration for Industry and Commerce, the National Development and Reform Commission, the State Electricity Regulatory Commission, the State Administration of Taxation, the Ministry of Environmental Protection, the Ministry of Communications and Transportation, the Ministry of Water Resources, the Ministry of Land and Resources and the Ministry of Housing and Urban-Rural Development, as well as their provincial and local counterparts. Government regulations will address virtually all aspects of our operations, including, among others, the following:

•	planning and construction of our plant in Chiligatoro and new power plants;

•	the granting of power generation, dispatch and supply permits;

•	the amount and timing of power generation;

•	the setting of on-grid tariffs paid to power producers and power tariffs paid by consumers of electricity;

•	power grid control and power dispatch, including the setting of preferential policies for the dispatch of renewable energy generated power;

•	allocation of water resources and control of water flows;

•	environmental protection and safety standards;

•	acquisitions by foreign investors; and

•	taxes, in particular Enterprise Income Tax and Value Added Tax.

Our costs of compliance with, and reliance on, this regulatory system will be significant to our business. An increase in the cost of compliance could increase our operating costs and expenses and materially and adversely affect our results of operations. Moreover, policy movements against renewable energy power producers could limit our opportunities for growth and materially and adversely affect our revenues.

We have not obtained power generation permits for certain of our existing hydroelectric power project, which could result in the forfeiture of income and the imposition of fines.

A new permit system was established in 2005, which requires all existing and new power generating, dispatching and supplying companies to obtain permits from the State Electricity Regulatory Commission. The State Electricity Regulatory Commission has been in the process of implementing the new permit system. By the end of 2008, the State Electricity Regulatory Commission had issued 6,170 power generating permits. We have submitted applications for power generation permits for our plant being constructed, but have not yet received the permits. The granting of a power generation permit for a newpower generation project is a time-consuming and complicated process.. A failure to obtain a power generation permit may have a material adverse effect on our business operations, including the forfeiture of income and the imposition of fines.

We have not obtained formal title certificates to the property we occupy, which may subject us to lawsuits or other actions being taken against us and may result in our loss of the right to operate on these properties and increased operating expenses.

We have not obtained formal title certificates in respect of the land that we use at the Chiligatoro HydroElectric plants. We are in the process of completing the legal procedures for obtaining the relevant title certificates for the parcels of land and buildings involved and registering them in the name of our operating companies. However, we may not be able to obtain all of the formal title certificates. Our rights as owner or occupier of these properties and buildings may be adversely affected as a result of the absence of formal title certificates and we may be subject to lawsuits or other actions taken against us and may lose the right to continue to operate on these properties.

Risks Relating to Doing Business in Central America

Adverse changes in Central American economic and political policies could have a material adverse effect on the overall economic growth of Central America, which could reduce the demand for electricity and materially and adversely affect our business.

Our operating businesses will be based in Central America and all of our power sales are expected to be made in Central America. As such, our business, financial condition, results of operations and prospects will be affected significantly by economic, political and legal developments in Central America. Central America economy differs from the economies of most developed countries in many aspects, including:

•	the level of government involvement;

•	the level of development;

•	the growth rate;

•	the level and control of capital investment;

•	the control of foreign exchange; and

•	the allocation of resources.

While the Central American economy has grown significantly in the past two decades, the growth has been uneven geographically, among various sectors of the economy and during different periods. We cannot assure you that the Central American economy will continue to grow or to do so at the pace that has prevailed in recent years, or that if there is growth, such growth will be steady and uniform. In addition, if there is a slowdown, such slowdown could have a negative effect on our business. It is uncertain whether the various macroeconomic measures, monetary policies and economic stimulus packages adopted by the Central American government will be effective in restoring or sustaining the fast growth rate of the Central American economy. In addition, such measures, even if they benefit the overall Central American economy in the long term, may have a negative effect on us. For example, our financial condition and results of operations may be materially and adversely affected by government control over capital investments.

Although the Central American economy has been transitioning from a planned economy to a more market-oriented economy, a substantial portion of the productive assets in Central America is still owned by the Central American government. The continued control of these assets and other aspects of the national economy by Central America government could materially and adversely affect our business. The Central American government also exercises significant control over Central American economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Any adverse change in the economic conditions or government policies in Central America could have a material adverse effect on the overall economic growth and the level of investments and expenditures in Central America, which in turn could lead to a reduction in demand for electricity and consequently have a material adverse effect on our businesses.

Risks Relating to our Business

Failure to properly manage growth could adversely affect our business.

The Company intends to grow its business both internally and through acquisitions.  Any such growth will increase the demands on the Company’s management, operating systems and internal controls.  The Company’s existing management resources and operational, financial, human and management information systems and controls may be inadequate to support existing or expanded operations.  The Company currently has limited business operations and has no history of managing growth.  It may be unable to manage growth successfully.  If the Company grows but is unable to successfully manage such growth, its business will suffer and its capacity for future growth will be significantly impaired.  Because of these factors, the Company may be unable to predict with any degree of accuracy its future ability to grow or rate of growth.

If the Company is successful in identifying and closing acquisitions, it faces additional risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, technologies, personnel and services or products of the acquired companies, difficulties of operating new businesses and retaining their customers, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company.  The Company has no history or experience in successfully integrating acquired businesses and may be unable to successfully manage these risks.  The Company may have difficulty retaining employees.  In addition, any acquisitions by the Company may involve certain other risks, including the assumption of additional liabilities and potentially dilutive issuances of convertible debt or equity securities.

Failure to attract, train and retain skilled managers and other personnel could increase costs or limit growth.

The Company believes that its future success will depend in large part upon its ability to attract, train and retain additional highly skilled executive-level management and creative, technical, financial and marketing personnel.  Competition for such personnel is intense, and no assurance can be given that the Company will be successful in attracting, training and retaining such personnel.  The Company’s need for executive-level management will increase if it grows.  Most of the Company’s employees have joined the Company recently.  If the Company fails to attract, train and retain key personnel, its business, operating results and financial condition will be materially and adversely affected.

In addition, if the Company sells less than all the shares of common stock offered hereby, the lower-than-expected proceeds could make it more difficult to attract these key personnel and retain their services.

Investors may incur dilution.

The Company may issue additional shares of its equity securities to raise additional cash to fund acquisitions or for working capital.  If the Company issues additional shares of its capital stock, investors in this offering will experience dilution in their respective percentage ownership in the Company.

There is no intention to pay dividends at the present time.
The Company has never paid dividends or made other cash distributions on the common stock, and does not expect to declare or pay any dividends in the foreseeable future.  The Company intends to retain future earnings, if any, for working capital and to finance current operations and expansion of its business.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.                      PROPERTIES.

On May 25, 2010, the Company entered into a lease agreement with Tower Executive Suites, Inc. for an 150 square feet of executive office suite in Houston, Texas. The lease agreement commences on June 1, 2010 and terminates on November 30, 2010 and calls for rental payment of $1,065 per month during the term.  On September 20, 2010, the Company amended the lease agreement with Tower Executive Suites, Inc. for a new six month term commencing on October 1, 2010 and terminating on March 31, 2010 for a rental payment of $140 per month during the term.

ITEM 3.                      LEGAL PROCEEDINGS.

We are not aware of any legal proceedings to which we are a party or of which our property is the subject.

ITEM 4.                      REMOVED AND RESERVED

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on February 2009 under the symbol “MINE”  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 5/1/10 to 7/31/10	$0.90	$0.01
Third Quarter: 2/1/09 to 4/30/10	$0.90	$0.60
Second Quarter: 11/1/09 to 1/31/09	N/A	N/A
First Quarter: 8/1/09 to 10/31/09	N/A	N/A

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 5/1/09 to 7/31/09	N/A	N/A
Third Quarter: 2/1/08 to 4/30/09	N/A	N/A
Second Quarter: 11/1/08 to 1/31/08	N/A	N/A
First Quarter: 8/1/08 to 10/31/08	N/A	N/A

Holders

On November 12, 2010, we had approximately 55 shareholders of record of our common stock.

Dividends

As of November 15, 2010, we had not paid any dividends on shares of our common stock and we do not expect to declare any or pay any dividends on shares of our common stock in the foreseeable future.  We intend to retain earnings, if any, to finance the development and expansion of our business.  Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

On June 4, 2010, the Company issued 13,500,000 shares pursuant to an acquisition agreement for the Chiligatoro Hydro-Electric Project dated May 27, 2010.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares.

On October 14, 2010, the Company issued 2,000,000 shares pursuant to legal services performed.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares.

ITEM 6.                      SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview

Minerco Resources, Inc. (“Minerco”, “we”, “our” or “us”) was incorporated as a Nevada company on June 21, 2007. We were engaged in the acquisition of interests and leases in oil and natural gas properties since our inception until May 27, 2010. As of May 27, 2010 we changed our focus away from the oil and gas business to that of the development of production and provision of clean, renewable energy solutions in Central America.  We have no subsidiaries. Our common stock is quoted on the OTC Bulletin Board under the symbol “MINE”.

Our registration statement on Form S-1 registering an aggregate of 142,545,000 shares of our common stock became effective on February 6, 2009. The 142,545,000 shares offered for resale by the 35 selling security holders include 12,000,000 shares owned by Wisdom Resources, Inc., a company controlled by Michael Too, our former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director. We will not receive any proceeds from the resale of these shares by the selling security holders. We incurred all costs associated with the registration statement.

The Project

On May 27, 2010, we acquired 100% of the 6 mega-watt per hour (MWh) Chiligatoro Hydro-Electric Project (“Chiligatoro”) in Intibuca, Honduras. The Project is classified as a run-of-the-river project (not a conventional retention dam) and is currently in the Feasibility Stage of development. Acquisition in this phase of development allows Minerco Resouces, Inc. (“Minerco”) to have full control of the Final Design and Construction.  To date, the construction of the Chiligatoro has not started, and we have not received any revenues from the project. There is no assurance that the Chiligatoro will be completed in a timely manner, if at all.   Additionally, if the Chiligatoro is completed, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us.

The Project has received approval from the National Energy Commission, signed the 30 Year Operations Contract with SERNA and is currently negotiating its Power Purchase Agreement (PPA) with ENEE. The Project is awaiting final approval from the Honduran National Congress. This Congressional Approval acts as a “defacto” guarantee. This approval makes Chiligatoro’s Power Purchase Contracts a recorded law in the Honduran National Congress. Final approval and start of construction is anticipated by 2011.

The revenue for the Chiligatoro Project (or any hydro project) is expected to be generated from:

➢	Power Generation Sales
▪	Chiligatoro Example: 6 MWh x 24 hr/day x $108 /MWh = US$ 15,550 / day or US$ 5,675,000 per year of Gross Energy Generation Revenue

➢	Carbon Credits
▪
Carbon Emission Reduction (CER) Credits can be pre-sold or traded on the open market. The spot price is currently over US$ 10 per Credit. Carbon Credits are relatively new but are measured in tonnes of CO2.

▪	The Chiligatoro Project will eliminate approximately 27,000 tonnes of CO2.per year, or earn 27,000 CER Credits annually. 27,000 CER /year x $10 /CER = US$ 270,000 per year.

➢	Reforestation in Project Buffer Zone
▪
Reforestation generates revenue directly and indirectly. Planting tropical hardwood trees such as mahogany will generate direct revenue in less than 20 years. Current prices yield more than US$ 8,000 per tree.

▪
More importantly, reforestation of the Project’s Buffer Zone (water supply zone) increases the Projects total efficiency within a couple years adding additional power generation revenue. This increase in efficiency is typically 2 – 3%. Additional CER Credits are also realized with reforestation.

The Agreement with ROTA INVERSIONES S.DE R.L

We acquired the rights to the Chiligatoro Project from ROTA INVERSIONES S.DE R.L., a Corporation formed under the laws of Honduras (the “Seller”), pursuant to the terms of an acquisition agreement we entered into with the Seller on May 27, 2010.  We agreed to pay the Seller at total of 18,000,000 consisting of 9,000,000 shares of our  common stock within 3 days of closing, 4,500,000 shares of our common stock within 180 days of closing and 4,500,000 shares of our common stock upon the Company’s raising of $12,000,000 no later than 24 months after closing.  We also agreed to pay the Seller a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from the Project prior to completion of the payment of the foregoing.  Further, we agreed to pay the Seller a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from the Project after the completion of the payout for the life of the Project, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as, all associated costs related to the development of the Project.  If the Company is unable to obtain the financing requirements of this agreement, Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to the Project shall be transferred back to the Seller.

Looking Forward

Due to growing concerns of energy security and climate change, the Central American Region has widely adopted a shift toward Clean, Renewable Energy generation. Most countries rely on fossil fuels for the majority of power generation. Very few countries in the region have native fossil fuel resources and spend huge portions of their budgets on “dirty” energy generation. However, they do have the natural resources for “clean” renewable, sustainable energy creation. In fact, these renewable natural resources are abundant, but they are underdeveloped and largely unexploited.  According to Central American Data the annual energy demand in Central America is expected to increase by approximately 6% over the next half decade and the Inter American Development Bank estimates that more than 7 billion dollars in investment will be needed to meet this demand.  In order to encourage stimulate renewable energy investment and development in Central America the major markets have introduced or adopted additional regulatory and fiscal incentives.  In addition, many countries have introduced measure to limit carbon emissions, making renewable energy more desirable.

Honduras has over 100 approved, renewable energy projects. The project locations and government issued rights have been assigned and transferred to these entrepreneurs, but almost 90% of the projects are not developed and will not be built anytime soon. The country and its entrepreneurs lack the money to even complete Feasibility Studies on these projects. They lack equity or collateral to obtain standard bank loans and lack the relationships to further their projects alone.

Additionally, the incentives for clean energy generation in these countries are plentiful. Central American countries have created numerous incentives to promote and streamline development of clean energy. Region-wide incentives include income tax holidays, no duty on imports for construction, price premiums and payment guarantees.

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Valuation of Intangible Assets

As our business acquires the rights to other Hydro-Electric Projects that will result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of July 31, 2010, our intangible assets, net of accumulated amortization, were $715,500. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish their recorded values, except when neither the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions which require significant judgment. For example, the income approach generally requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.

We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Uncertainties

We are a development stage company that has only recently begun operations. We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. To finance our operations, we have completed several rounds of financing and raised $205,449 through private placements of our common stock and debt financing.

Our most advanced projects are at the exploration stage and there is no guarantee that any of the projects or properties in which we may acquire an interest will be successful. There is also no guarantee that any development stage clean, renewable energy project we acquire will produce commercially viable quantities of electricity. We plan to undertake exploration activities on any properties in which we acquire an interest, but further exploration beyond the scope of our planned activities will be required before we make a final evaluation regarding the economic feasibility of drilling on any of them. There is no assurance that further exploration will result in a final evaluation that commercially viable quantities of electricity can be produced on any of these properties.

We anticipate that we will require additional financing in order to complete our acquisition and exploration activities. We currently do not have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to so. Accordingly, there is uncertainty about our ability to continue to operate.

Results of Operations

Our results of operations are presented below:

	Year Ended July 31, 2010 ($)	Year Ended July 31, 2009 ($)	Period from June 21, 2007 (Date of Inception) to July 31, 2010 ($)
Loan Recovery	(13,000)	-	(13,000)
Impairment of Note Receivable	2,700	30,000	32,700
General and Administrative Expenses	88,609	48,258	170,856
Net Loss	(123,809)	(78,258)	(236,056)
Net Loss per Share –Basic and Diluted	(0.00)	(0.00)	N/A
Weighted Average Shares Outstanding	333,653,219	329,079,246	N/A

Results of Operations for the Twelve Months Ended July 31, 2010 compared to the Twelve Months Ended July 31, 2009

During the twelve months ended July 31, 2010 we incurred a net loss of $123,809, compared to a net loss of $78,258 during the same period in fiscal 2009. Our net loss per share did not change during these periods. The increase in our net loss during the twelve months ended July 31, 2010 was primarily due to increased General and Administrative Expense and operating costs relating to operating expenses for the Chiligatoro Hydro-Electric Project.

Our total operating expenses for the twelve months ended July 31, 2010 were $134,109, compared to operating expenses of $48,258 during the same period in fiscal 2009. Our total operating expenses during the twelve months ended July 31, 2010 consisted of $88,609 in general and administrative expenses and $45,500 for Chiligatoro Operating Costs, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to July 31, 2010

From our inception on June 21, 2007 to July 31, 2010 we did not generate any revenues and we incurred a net loss of $236,056. We may not generate significant revenues from our interest in the Chiligatoro Hydro-Electric Project or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to July 31, 2010 were $216,356,  consisting  of general and administrative expenses equal to $170,856 and Chiligatoro Operating costs of $45,500. We have not incurred any foreign exchange losses, management fees, rent expenses or other operating expenses since our inception.

 Our general and administrative expenses consist of transfer agent fees, and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to July 31, 2010 we also received $13,000 in the form of proceeds from loan recovery and incurred $32,700 in expenses related to the impairment of a note receivable.

Liquidity and Capital Resources

As of July 31, 2010 we had $20,916 in cash and $736,416 in total assets, $145,276 in total liabilities and a working capital deficit of $124,360. Our accumulated deficit from our inception on June 21, 2007 to July 31, 2010 was $236,056 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing, and since our inception on June 21, 2007 we have raised gross proceeds of $90,514 in cash from the sale of our common stock.

From our inception on June 21, 2007 to July 31, 2010 we spent net cash of $175,715 on operating activities. During the twelve months ended July 31, 2010 we spent net cash of $113,725 on operating activities, compared to net cash spending of $54,145 on operating activities during the same period in fiscal 2009. The increase in expenditures on operating activities for the twelve months ended July 31, 2010 was primarily due to an increase in Chiligatoro operating expense.

From our inception on June 21, 2007 to July 31, 2010 we spent net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We did not spend net cash on investing activities during the twelve months ended July 31, 2010.  We did not spend net cash on investing activities during the same period in fiscal 2009.

From our inception on June 21, 2007 to July 31, 2010 we received net cash of $206,631 from financing activities, of which $90,514 were proceeds from the issuance of our common stock and $114,935 related to the proceeds of short term debt payable. During the twelve months ended July 31, 2010 we did receive $116,117 net cash from financing activities, compared to net cash received of $4,459 during the same period in fiscal 2009. The increase in receipts from financing activities for the twelve months ended July 31, 2010 was primarily due to a loan from our former Chief Executive Officer.

During the twelve months ended July 31, 2010 our monthly cash requirements to fund our operating activities was approximately $6,424. Our cash of $20,916 as of July 31, 2010 is sufficient to cover our current monthly burn rate for less than one month.

We estimate our planned expenses for the next 24 months (beginning March 2011) to be approximately $13,001,000, as summarized in the table below.

Description	Potential completion date	Estimated Expenses ($)
Complete Feasibility & Environmental Studies	6 months	200,000
Project Permitting	6 months	85,000
Lease/Land Purchase	6 months	500,000
Final Construction Design	6 months	150,000
Engineering & Construction Consultants	6 months	200,000
Mobilization of Equipment	6 months	200,000
Stage 1 Construction	12 months	2,600,000
Stage 2 Construction	18 months	2,800,000
Stage 3 Construction	24 months	3,700,000
Professional Fees (legal and accounting)	12 months	100,000
Project Supervision	12 months	150,000
Project Socialization	12 months	75,000
General and administrative expenses	12 months	1,150,000
Contingencies (10%)	24 months	1,091,000
Total		13,001,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $12,980,084 (a total of $13,001,000 less our approximately $20,916 in cash as of July 31, 2010) to proceed with our business plan over the next 24 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Although we acquired a 100% interest in the Chiligatoro Hydro-Electric Project, there is no assurance that we will receive any revenues from this interest. Meanwhile, even if we purchase other non-operated interests in hydro-electric projects or begin construction activities on any properties we may acquire, this does not guarantee that these projects or properties will be commercially exploitable.

Our activities will be directed by V. Scott Vanis, our President, Chief Executive Officer and a member of the Board of Directors and Sam J Messina III, our Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors, who will also manage our operations and supervise our other planned acquisition activities.

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

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the Chiligatoro Hydro-Electric Project, or from any of the hydro-electric projects in which we acquire an interest. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.

Of the $13,001,000 we require for the next 24 months, we had approximately $20,916 in cash as of July 31, 2010. We intend to raise the balance of our cash requirements for the next 24 months (approximately $12,980,084) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Acquisition of Plants and Equipment and Other Assets

Apart from our interest in the Chiligatoro Hydro-Electric Project, we do not anticipate selling or acquiring any material properties, plants or equipment during the next 12 months unless we are successful in obtaining additional financing.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Minerco Resources, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Minerco Resources, Inc. (“Minerco”), as of July 31, 2010 and 2009 and the related statement of expenses, stockholders’ equity, and cash flows for the year ended July 31, 2010 and July 31, 2009, and the period June 21, 2007 (inception) to July 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration over of internal control over financial reporting as a basis for design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation.  We believe our audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minerco, as of July 31, 2010 and 2009 and the results of its operations, its cash flow for year ended July 31, 2010, and  July 31, 2009, and the period June 21, 2007 (inception) to July 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY LLP
www.malonebailey.com
Houston, Texas
November 15, 2010

Minerco Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	July 31, 2010	July 31, 2009

ASSETS

Current Assets

Cash	$20,916	$18,524

Intangible asset - Chiligatoro rights	715,500	-

Total Assets	$736,416	$18,524

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$7,841	$20,257

Accounts Payable – Related Party	22,500	-

Advance from related party	14,935	-
Short Term Loan	100,000	-
Total Liabilities	145,276	20,257

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 450,000,000 shares authorized, 345,045,000 and 331,545,000 at July 31, 2010 and 2009, respectively.	345,045	331,545

Additional paid-in capital	482,151	(221,030)

Deficit accumulated during the exploration stage	(236,056)	(112,247)

Total Stockholders’ Equity (Deficit)	591,140	(1,733)

Total Liabilities and Stockholders’ Equity (Deficit)	$736,416	$18,524

The accompanying notes are an integral part of these financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Statements of Expenses

	Year Ended July 31, 2010	Year Ended July 31, 2009	Period from June 21, 2007 (Date of Inception) to July 31, 2010

General and Administrative	$88,609	$48,258	$170,856
Chiligatoro Operating Costs	45,500	–	45,500
Total Expense	134,109	48,258	216,356
	,		,
Impairment of Note Receivable	2,700	30,000	32,700
Loan Recovery	(13,000)	–	(13,000)

Net Loss	$(123,809	$(78,258)	$(236,056

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	N/A

Weighted Average Common Shares Outstanding	333,653,219	329,079,246	N/A

The accompanying notes are an integral part of these financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended July 31, 2010	Year Ended July 31, 2009	Period from June 21, 2007 (Date of Inception) To July 31, 2010

Cash Flows from Operating Activities

Net loss for the period	$(123,809)	$(78,258)	$(236,056)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of notes receivable:	-	30,000	30,000
Prepaid Expense	-		-
Accounts payable and accrued liabilities	(12,416)	(5,887)	7,841
Accounts Payable-RP	22,500	-	22,500
Net Cash Used in Operating Activities	(113,725)	(54,145)	(175,715)

Cash Flows from Investing Activities

Loan to third party	-	(10,000)	(10,000)

Net Cash Used in Investing Activities	-	(10,000)	(10,000)

Cash Flows from Financing Activities
Capital Contribution	1,182		1,182
Proceeds from issuance of common stock	-	5,000	90,514

Proceeds from Loan	100,000	-	100,000
Proceeds from related party debt	14,935	(541)	14,935

Net Cash Provided by Financing Activities	116,117	4,459	206,631

Net change in cash	2,392	(59,686)	20,916

Cash, Beginning of Period	18,524	78,210	–

Cash, End of Period	$20,916	$18,524	$20,916

Supplemental disclosures of cash flow information

Cash paid for interest	–	–	–
Cash paid for income taxes	–	–	–

Non cash investing and financing activities:
Common stock issued for Chiligatoro rights	$715,500	$–	$715,500
Common stock issued for note receivable	$–	$20,000	$20,000

The accompanying notes are an integral part of these financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
	Common Stock, $0.00001 par value		Additional Paid-In	During the Development
	Shares	Amount	Capital	Stage	Total

Balance, June 21, 2007 (Inception)	-	$-	$-	$-	$-

Balance, July 31, 2007	-	-	-	-	-

Common Stock issued for cash at $0.012 (forward split adjusted) per share on August 1, 2007	150,000,000	150,000	(100,000)		50,000

Common Stock issued for cash at $0.012 (forward split adjusted) per share on September 21, 2007	106,545,000	106,545	(71,031)		35,514

Net loss	-	-	-	(33,989)	(33,989)

Balance - July 31, 2008	256,545,000	256,545	(171,031)	(33,989)	51,525

Common Stock issued in exchange for cash and note receivable at $0.012 (forward split adjusted) per share on August 12, 2008	75,000,000	75,000	(50,000)	-	25,000

Net Loss	-	-	-	(78,258)	(78,258)

Balance - July 31, 2009	331,545,000	$331,545	$(221,031)	$(112,247)	$(1,733)

Contributed Capital			1,182		1,182

Shares issued for Rights, ROTA (Chiligatoro)	13,500,000	13,500	702,000		715,500

Net Loss	-	-	-	(123,809)	(123,809)
Balance - July 31, 2010	345,045,000	$345,045	$482,151	$(236,056)	$591,140

The accompanying notes are an integral part of these financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements

1. Nature of Operations and Going Concern

Minerco Resources, Inc. (the “Company”) was incorporated in Nevada on June 21, 2007. The Company was engaged in the exploration stage from its June 21, 2007 (inception) to May 27, 2010.  As of May 27, 2010, we are no longer in the oil and natural gas business.  We intend to develop, produce, and provide clean, renewable energy solutions in Central America.

On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  All shares amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2010, the Company has an accumulated deficit and no revenue. The Company is in the business of developing, producing and providing clean, renewable energy solutions in Central America. The Company participates in and invests in development projects with other companies in clean, renewable energy projects. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2010.

2. Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements

2. Summary of Significant Accounting Policies (con’t)

b)	Use of Estimates

The Company’s fiscal year end is July 31.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)	Financial Instruments

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements

2. Summary of Significant Accounting Policies (con’t)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and due to related party. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

e)	Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, “Foreign Currency Translation ”, foreign denominated monetary assets and liabilities are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary items, including equity, are translated at the historical rate of exchange. Revenues and expenses are translated at the average rates of exchange during the year.

f)	Loss per share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share ". ASC 260requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

g)	Comprehensive Loss

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the periods ended July 31, 2010 and 2009, except for net loss, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements

2. Summary of Significant Accounting Policies (con’t)

h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, “Accounting for Income Taxes ”, as of its inception. Pursuant to ASC 740the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)	Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the products are delivered to the customer, and collectability is reasonably assured.

j)	Long Lived Assets

Long-lived assets, including license agreement costs, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

k)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

l)	Recent Accounting Pronouncements

The adoption of recently issued accounting pronouncements are not expected to have a material effect on the Company's future reported financial position or results of operations.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements

3. Chiligatoro Rights

Chiligatoro Rights, net, at July 31, 2010 consists of:

Common stock issued for purchase of rights	$715,500	–
Less accumulated amortization	–	–

Chiligatoro, net	$715,500	–

On May 27, 2010, the Company entered into an agreement with ROTA INVERSIONES S.DE R.L., a Corporation formed under the laws of Honduras (the “Seller”) for the acquisition of Hydro Electric Project known as “Chiligatoro Hydro-Electric” in Honduras in Central America (the “Project”).  The company will pay the Seller a total of 18,000,000 shares of our common stock for 100% of all right, title and interst in and to the Chiligatoro Project payable as follows: 9,000,000 shares of its common stock within 3 days of closing, 4,500,000 shares of its restricted common stock within 180 days of closing and 4,500,000 shares of restricted common stock upon the Company’s raising of $12,000,000 no later than 24 months after closing.  As of the date of this report 13,500,000 shares have been issued (see note 9). The Company will pay Seller a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from the Project prior to completion of the payment of the foregoing.  Further, we will pay Seller a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from the Project to after the completion of the payout for the life of the Project, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as, all associated costs related to the development of the Project.  If the Company is unable to obtain the financing requirements of this agreement, Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to the Project shall be transferred back to the Seller.

The acquisition cost of $715,500 for the May 27, 2010 stock grant of 13,500,000 shares of common stock to ROTA INVERSIONES S.DE R.L. pursuant to the acquisition agreement was determined based on the closing price of the Company common stock on the date of the transfer of title, June 4, 2010, for the 13,500,000 shares which have been earned by the Seller to date.  The remaining cost of the 4,500,000 shares of common stock will be capitalized upon obtaining of financing for the project.  The acquisition cost will then be amortized over 30 years which is the life of the Operating contract granted June 28, 2010 by the Honduran National Commission of Energy (“NCE”).  The 30 year operating contract begins when construction of the Chiligatoro Hydro-Electric Project is complete.  The Chiligatoro Project has not yet obtained congressional and presidential approval; therefore the official title has not been assigned in La Gazeta, the official publication. When published, Title will be assigned to the buyer, Minerco Resources, Inc.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements

4. Gas Pipeline Property – Related Party Transaction

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

On January 19, 2009, the Company and Wisdom amended the agreement to shift the $5,000 payment obligation to Wisdom instead of the Company. Michael Too, the now former and then President and CEO of the Company, was also the President of Wisdom Resources, Inc.  Because Michael Too controls both companies, the promissory note and the royalty interest in the gas pipeline were transferred to the Company at Wisdom’s basis of $20,000 and $0, respectively.

As of the date of filing, the promissory note has not been repaid to the Company and was evaluated for collectability as of July 31, 2009. The note receivable was determined uncollectable and was therefore impaired.

5. Related Party Transactions

On June 25, 2010, the Company paid Indulge International, LLC $7,500 to reserve a conference room for a conference to be held in 2011.  Indulge International, LLC is partially owned by the spouse of the current Chief Executive Officer.  This amount was written off during the year ended July 31, 2010.

As at July 31, 2010, the Company was indebted to the former President of the Company in the amount of $14,935, which was noninterest bearing, unsecured, and due on demand.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements

6. Common Stock

On August 1, 2007, the Company issued 150,000,000 common shares at $0.003 per share for cash proceeds of $50,000.

On September 21, 2007, the Company issued 106,545,000 common shares at $0.003 per share for cash proceeds of $35,514.

On August 12, 2008, the Company issued 75,000,000 common shares for $5,000 cash, a $20,000 promissory note and an interest in a gas pipeline.  (See note 4)

On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  All shares amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

On June 4, 2010 the Company issued 13,500,000 shares of common stock at $0.053 per share for the rights to the Chiligatoro Hydro-Electric Project.  (See note 3)

On October 14, 2010, the Company issued 2,000,000 shares in consideration for legal services performed.

7. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $195,000 which begins expiring in 2028. The Company has adopted ASC 740, “Accounting for Income Taxes ”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2010 and 2009, after applying enacted corporate income tax rates, are as follows:

	July 31,	July 31,
	2010	2009
Deferred income tax asset
Net operating loss carry forward	$29,378	$12,000
Valuation allowance	(29,378)	(12,000)
Net deferred tax assets	$–	$–

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements

8. Loan Receivable

On March 25, 2009, the Company loaned $10,000 and on March 25, 2010, Minerco loaned another $2,700 to Here Enterprises Inc. The loans are unsecured, non-interest bearing, due on demand and have no specific terms of repayment. Minerco collected $13,000 and $0 respectively recovered during the year ended July 31, 2010 and 2009.

9. Accounts Payable – Related Parties

As of July 31, 2010, the company was indebted to the current Chief Executive Officer for $16,000 relating to accrued salary and to the current Chief Financial Officer for $6,500 relating to accrued salary for a total of $22,500.

10. Loan Payable

As of July 31, 2010, the company was indebted to an unrelated third party for $100,000, for monies loaned to the company.  On October 12, 2010, the Company granted a promissory note to this party in the amount of $200,000 in consideration for monies loaned to the company.  The promissory note is non-interest bearing and due on demand.

11. Commitments

Property

Our principal office is located at 16255 Park Ten Place, Suite 500, Houston, Texas 77084. This space consists of approximately 150 square feet.  On May 25, 2010, we signed a lease with Tower Executive Suites for six months at a monthly rate of $1,065.  On September 20, 2010, we amended the lease with Tower Executive Suites for a new sixth month term beginning October 1, 2010 at a monthly rate of $140.  We believe these facilities are adequate to serve our present needs.

11. Subsequent Events

a)	On October 12, 2010, the Company entered into a promissory note with an unrelated third party in the amount of $200,000. The promissory note is non-interest bearing and due on demand.

b)	On October 14, 2010, the Company caused the transfer agent to deliver 9,000,000 shares of its common stock to ROTA INVERSIONES S.DE R.L. pursuant to the acquisition agreement dated May 27, 2010.

c)	On October 14, 2010, the Company issued 2,000,000 shares of common stock in consideration for legal service performed.

d)	On November 10, 2010, the Company caused the transfer agent to deliver 4,500,000 shares of its common stock to ROTA INVERSIONES S.DE R.L. pursuant to the acquisition agreement dated May 27, 2010.

e)
The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to July 31, 2010, included in this report have been audited by Malone Bailey LLP as set forth in this annual report.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.  The foregoing was a result of our change in management and business during the fiscal year and establishment of an effective management team and effective policies and procedures.   On July 26, 2010, we hired a new Chief Financial Officer to oversee the internal controls over financing reporting.  We intend to adopt written policies and procedures in the near future that clearly define the roles of our officers  in disclosures and reporting process in order establish effective Disclosure Controls.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of July 31, 2010, the Company’s internal control over financial reporting was not effective based on those criteria. The foregoing was a result of our current President’s lack of experience with his reporting and disclosure obligations and a change in management and business during the fiscal year.  The foregoing was a result of our change in management and business during the fiscal year and establishment of an effective management team and effective policies and procedures.   On July 26, 2010, we hired a new Chief Financial Officer to oversee the internal controls over financing reporting.  We intend to adopt written policies and procedures in the near future that clearly define the roles of our officers  in disclosures and reporting process in order establish effective Disclosure Controls.
This annual report does not include an attestation report of our registered public accountant regarding internal control over financial reporting.  Managements’ report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our current board of directors consists of two individuals, V. Scott Vanis and Sam J Messina III.  Each director will serve until his or her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and each serve until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
V. Scott Vanis	33	president, principal executive officer
16710 Coyotillo Lane		and a member of the board of Directors
Houston, TX 77095

Sam J Messina III	31	Principal accounting officer and principal financial
9268 E. Dreyfus Place		Officer, Secretary, Treasurer and a member of the
Scottsdale, AZ 85260		Board of Directors

The person named above has held his offices/positions since our inception and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

V Scott Vanis, President, Principal Executive Officer, and a member of the Board of Directors

On March 23, 2010, V. Scott Vanis was appointed our President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors.

Mr. Vanis brings a wealth of experience to in the energy sector to Minerco, with a focus in specialized operational and energy related financial services.

From May of 2007 to the present, Mr. Vanis has served as President of TC Energy International, SA., which provides international finance and acquisition services to energy companies, national oil companies and foreign governments. Mr. Vanis facilitated the identification, acquisition and financing of high-value properties in Latin and South America.

From June 2003 to the present Mr. Vanis, has served as President of VSV Resources, LLC providing engineering consulting services to exploration and production companies, energy companies, national oil companies and foreign governments. He specialized in complicated, high risk operational procedures throughout the world. During his tenure with VSV, Mr. Vanis has also served as a liaison consultant to the Panamanian & Honduran governments to evaluate potential energy reserves and projects in their respective countries.

From June of 2001 to June of 2003, Mr. Vanis was a Staff Petroleum Engineer with Pinnacle Technologies, Inc. and from June of 2000 through June of 2001 he served BJ Services, Inc. as a Field Petroleum Engineer.

Mr. Vanis holds of Bachelor of Science in Petroleum Engineering from The University of Tulsa.

Sam Messina III, Principal Financial Officer

Previously, Mr. Messina worked at Alternative Energy Development Corporation (ADEC:OTCBB) as Chief Financial Officer and Director from November 2009 to September 2010. He previously worked at Qualcomm, Inc. (QCOM:NASD) at various roles within their accounting and finance team from October 2006 to November 2009.  Prior to that Mr. Messina served as the Chief Financial Officer of Pop3 Media Corp. (POPT:OTCBB) from July 2004 to July 2006.  Mr. Messina holds a B.A. degree in Finance from the Loyola University Chicago and is a Certified Public Accountant in the State of California.

On July 26, 2010, the Company entered into a consulting agreement with Sam Messina III as Chief Financial Officer.  The agreement is for a term of one year beginning July 26, 2010 and ending July 25, 2011.  Mr. Messina will be paid $6,500 per month with $6,500 due upon execution of the agreement for previously performed services.

Conflicts of Interest

There are no conflicts of interest.  Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.  Our board members are not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. The board of directors believes that each member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. The board of directors believes that its board is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended July 31, 2010, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through July 31, 2010, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
V. Scott Vanis	2010	31,925	0	0	0	0	0	0	31,925
President, CEO	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Sam Messina III	2010	6,500	0	0	0	0	0	0	6,500
CFO, Secretary,	2009	0	0	0	0	0	0	0	0
Treasurer	2008	0	0	0	0	0	0	0	0

Michael Too	2010	0	0	0	0	0	0	0	0
Former President,	2009	0	0	0	0	0	0	0	0
CEO, and Director	2008	0	0	0	0	0	0	0	0

The following table sets forth the compensation paid by us from to our sole director for the year ending July 31, 2010.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
V. Scott Vanis	0	0	0	0	0	0	0
Sam J Messina III	0	0	0	0	0	0	0
Marco Rodriguez (former)	0	0	0	0	0	0	0
Michael Too (former)	0	0	0	0	0	0	0

Our directors do not receive any compensation for serving as a member of the board of directors.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

As of the date hereof, we have not entered into employment contracts with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
V. Scott Vanis [1]	171,000,000	49.3%

Sam Messina III [2]	30,000,000	8.7%

All Officers and Directors as a Group	201,000,000	58.0%
(2 persons)

[1]           V. Scott Vanis is our President, CEO and a member of the Board of Directors.

[2]           Sam J Messina III is our CFO, Secretary, Treasurer and a member of the Board of Directors.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On May 27, 2010, the Company entered into an agreement with ROTA INVERSIONES S.DE R.L., a Corporation formed under the laws of Honduras (the “Seller”) for the acquisition of Hydro Electric Project known as “Chiligatoro Hydro-Electric” in Honduras in Central America (the “Project”).  The company will pay the Seller 9,000,000 shares of its restricted common stock within 3 days of closing, 4,500,000 shares of its restricted common stock within 180 days of closing and 4,500,000 shares of restricted common stock upon the Company’s raising of $12,000,000 no later than 24 months after closing.  The Company will pay Seller a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from the Project prior to completion of the payment of the foregoing.  Further, we will pay Seller a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from the Project to after the completion of the payout for the life of the Project, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as, all associated costs related to the development of the Project.  If the Company is unable to obtain the financing requirements of this agreement, Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to the Project shall be transferred back to the Seller.  Marco Rodriguez, a former member of our Board of Directors, is the general manager of ROTA.

On June 25, 2010, the Company paid Indulge International, LLC $7,500 to reserve a conference room for a conference to be held in 2011.  Indulge International, LLC is partially owned by the spouse of the current Chief Executive Officer.

    As of July 31, 2010, the Company was indebted to the former president of the Company for $14,935, for expenses paid on behalf of the Company. This amount was non-interest bearing, unsecured and due on demand.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$8,630	Malone Bailey LLP
2009	$13,000	Malone Bailey LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$-0-	Malone Bailey LLP
2009	$-0-	Malone Bailey LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$-0-	Malone Bailey LLP
2009	$-0-	Malone Bailey LLP

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$-0-	Malone Bailey LLP
2009	$-0-	Malone Bailey LLP

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	12/10/08	3.1

3.2	Bylaws.	S-1	12/10/08	3.2

10.1	Asset Purchase Agreement by and among Minerco Resources, Inc. and Rota Inversiones S.De R.L.	10-Q	6/18/10	10.1

10.2	Consulting Agreement for Sam Messina III				X

10.3	30 year Operations Agreement for Chiligatoro Electric Project – English Translation				X

10.4	Promissory Note with Mainland International, Inc.				X

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2010.

MINERCO RESOURCES INC.

BY:	V. SCOTT VANIS
V. Scott Vanis, President, Principal Executive Officer
BY:	SAM MESSINA III
Sam Messina III, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

V. SCOTT VANIS	President, Principal Executive Officer,	November 15, 2010
V. Scott Vanis	And a member of the Board of Directors

SAM J. MESSINA III	Principal Financial Officer, Principal	November 15, 2010
Sam J Messina III	Accounting Officer, Secretary, Treasurer and a

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	12/10/08	3.1

3.2	Bylaws.	S-1	12/10/08	3.2

10.1	Asset Purchase Agreement by and among Minerco Resources, Inc. and Rota Inversiones S.De R.L.	10-Q	6/18/10	10.1

10.2	Consulting Agreement for Sam Messina III				X

10.3	30 year Operations Agreement for Chiligatoro Electric Project – English Translation				X

10.4	Promissory Note with Mainland International, Inc.				X

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X