Form 10-Q
period 2010-10-31
Minerco Resources, Inc.
filed 2010-12-15
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______To _______

Commission file number: 333-156059

Minerco Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2636716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16225 Park Ten Place, Suite 500
Houston, Texas 77084
(Address of principal executive offices)

(281) 994-4187
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 15, 2010 the registrant had 364,795,000 outstanding shares of its common stock.

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Minerco Resources, Inc.
(A Development Stage Company)
October 31, 2010
(Unaudited)

Minerco Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	October 31, 2010	July 31, 2010

ASSETS

Current Assets

Cash	$15,789	$20,916

Other Assets
Intangible asset - Chiligatoro rights	715,500	715,500

Total Assets	$731,289	$736,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$8,032	$7,841

Accounts Payable – Related Party	8,500	22,500

Advance from related party	-	14,935

Short Term Loan	214,935	100,000

Total Liabilities	231,467	145,276

Stockholders’ Equity

Common stock, $0.001 par value, 450,000,000 shares authorized, 347,045,000 and 345,045,000 outstanding at October 31, 2010 and July 31, 2010, respectively	347,045	345,045

Additional paid-in capital	480,151	482,151

Deficit accumulated during the exploration stage	(327,374)	(236,056)

Total Stockholders’ Equity	499,822	591,140

Total Liabilities and Stockholders’ Equity	$731,289	$736,416

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Statements of Expenses
(unaudited)

	Three months Ended October 31, 2010	Three months Ended October 31, 2009	Period from June 21, 2007 (Date of Inception) to October 31, 2010

General and Administrative	$75,736	$13,232	$246,592
Chiligatoro Operating Costs	15,500	-	61,000
Total Expense	91,236	13,232	307,592
	-		,
Impairment of Note Receivable	-	-	32,700
Loan Recovery	-	(5,000)	(13,000)

Interest Expense	82		82
Net Loss	$(91,318)	$(8,232)	$(327,374)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	N/A

Weighted Average Common Shares Outstanding	345,697,174	331,545,000	N/A

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Period from June 21, 2007 (Date of Inception) To October 31, 2010

Cash Flows from Operating Activities

Net loss for the period	$(91,318)	$(8,232)	$(327,374)

Adjustments to reconcile net loss to net cash used in operating activities:
Share vased compensation:	-	-	-
Impairment of notes receivable:	-	-	30,000
Prepaid expense	-		-
Accounts payable and accrued liabilities	(13,809)	(8,977)	(5,968)
Accounts payable- related party		-	22,500
Net Cash Used in Operating Activities	(105,127)	(17,209)	(280,842)

Cash Flows from Investing Activities

Loan to third party	-	-	(10,000)

Net Cash Used in Investing Activities	-	-	(10,000)

Cash Flows from Financing Activities
Capital contribution	-		1,182
Proceeds from issuance of common stock	-	-	90,514
Proceeds from loan	100,000	-	200,000
Proceeds from related party debt	-	-	14,935

Net Cash Provided by Financing Activities	100,000	-	306,631

Net change in cash	(5,127)	(17,209)	15,789

Cash, Beginning of Period	20,916	18,524	-

Cash, End of Period	$15,789	$1,315	$15,789

Supplemental disclosures of cash flow information

Cash paid for interest	82	-	82
Cash paid for income taxes	-	-	-

Non cash investing and financing activities:
Common stock issued for Chiligatoro rights	$-	$-	$715,500
Common stock issued for note receivable	$-	$-	$20,000

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Minerco Resources, Inc. (“Minerco”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Minerco’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in Minerco’s Form 10-K have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended October 31, 2010, the Company has an accumulated deficit and no revenue. The Company is in the business of developing, producing and providing clean, renewable energy solutions in Central America. The Company participates in and invests in development projects with other companies in clean, renewable energy projects. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2011.

3. Common Stock

On October 14, 2010, the Company issued 2,000,000 shares in consideration for legal services performed these shares were not expensed since they were incurred prior to raising financing and hence considered as deferred financing costs.

4. Accounts Payable – Related Parties

As of October 31, 2010, the Company was indebted to the current Chief Executive Officer for $8,500 ($16,000 at July 31, 2010) relating to accrued salary and to the current Chief Financial Officer for $0 ($6,500 at July 31, 2010) relating to accrued salary for a total of $8,500.  As of October 31, 2010, the Company was indebted to the former President of the Company in the amount of $14,935, which was noninterest bearing, unsecured and due on demand, this amount was reflected as a related party advance as of July 31, 2010. The former President is no longer a related party therefore this amount is classified under short term loan as of October 31, 2010.

5. Loan Payable

As of October 31, 2010, the Company was indebted to an unrelated third party for $200,000 ($100,000 at July 31, 2010), for monies loaned to the company.  On October 12, 2010, the Company granted a promissory note to this party in the amount of $200,000 in consideration for monies loaned to the company.  The promissory note is non-interest bearing and due on demand.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

6.  Equity Funding Facility

 The Company entered into the Investment Agreement with Centurion Private Equity, LLC (“Centurion”) on December 2, 2010.  Pursuant to the Investment Agreement, Centurion committed to purchase up to $5,000,000 of our common stock, over a period of time terminating on the earlier of: (i) 24 months from the effective date of this registration statement; or (ii) 30 months from the date of the Investment Agreement (the “Line”). The aggregate number of shares issuable by us and purchasable by Centurion the Investment Agreement is $5,000,000 worth of stock, which was determined by our Board of Directors.

We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement.  The maximum amount that we are entitled to put in any one notice is such number of shares of Common Stock as equals $300,000 provided that the number of shares sold in each put shall not exceed a share volume limitation equal to the lesser of: (i) 10 million shares; or (ii) 15% of the aggregate trading volume of the Common Stock traded on our primary exchange during any pricing period for such put excluding any days where the lowest intra-day trade price is less than the trigger price (which is the greater of (i) the floor price plus a fixed discount of $.0025, subject to adjustment in certain circumstances (ii) the floor price if any set by us divided by 0.95 or (iii) $.01, the greater of all three clauses being referred to as the “Trigger Price”).  The offering price of the securities to Centurion will equal 95% of the of the average of the three lowest daily volume weighted average prices, or “ VWAPs, ” of our common stock during the fifteen trading day period beginning on the trading day immediately following the date Centurion receives our put notice. However, if, on any trading day during a pricing period, the daily VWAP of the common stock is lower than the Trigger Price, then the put amount is automatically suspended for each such trading day during the pricing period, with only the balance of such put amount above the minimum acceptable price of being put to Centurion.  There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put.  During such time, we are not entitled to deliver another put notice.

Logistically in terms of timing of each put the Investment Agreement provides that at least one business day but no more than 5 business days prior to any intended put date, we must deliver a put notice to Centurion, stating the number of shares included in the put and the put date

There are circumstances under which we will not be entitled to put shares to Centurion, including the following:

●	we will not be entitled to put shares to Centurion unless there is an effective registration statement under the Securities Act to cover the resale of the shares by Centurion;

●	we will not be entitled to put shares to Centurion unless our common stock continues to be quoted on the OTC Bulletin Board and has not been suspended from trading;

●
we will not be entitled to put shares to Centurion  if an injunction shall have been issued and remain in force against us, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares to Centurion;

●
we will not be entitled to put shares to Centurion if the issuance of the shares will violate any shareholder approval requirements of the OTC BB; we will not be entitled to put shares to Centurion if we have not complied with our obligations and are otherwise in breach of or in default under, the Investment Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith with Centurion; and

●	we will not be entitled to put shares to Centurion to the extent that such shares would cause Centurion’s' beneficial ownership to exceed 9.99% of our outstanding shares;

In connection with the preparation of the Investment Agreement and the registration rights agreement, we issued Centurion  2,000,000 shares of common stock as a document preparation fee in the amount of $20,000 and agreed to issue after receipt of all regulatory approvals, shares of our preferred stock that will be convertible into 18,007,202 shares of our common stock as  a commitment fee.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

7. Subsequent Events

a)
 The Company entered into the Investment Agreement with Centurion Private Equity, LLC (“Centurion”) on December 2, 2010.  Pursuant to the Investment Agreement, Centurion committed to purchase up to $5,000,000 of our common stock, over a period of time terminating on the earlier of: (i) 24 months from the effective date of this registration statement; or (ii) 30 months from the date of the Investment Agreement (the “Line”). The aggregate number of shares issuable by us and purchasable by Centurion pursuant to the terms of the Investment Agreement is $5,000,000 worth of stock.

b)
On December 7, 2010, the Company sold the $20,000 promissory note from Plateau Mineral Development LLC and its interest in the PMD-Duke Pipeline to Michael Too, its former CEO and President in exchange for the forgiveness of $14,935.

c)	On December 6, 2010, the Company issued 16,000,000 shares of its common stock pursuant to a consulting agreement.

d)	On December 6, 2010, the Company issued 1,750,000 shares of its common stock to various employees as a sign on bonus.

e)
On December 6, 2010 the holders of a majority in voting power of the outstanding stock of Minerco Resources, Inc. (the “Company”) executed and delivered a written consent adopting a resolution to authorize our Board of Directors, if it deems advisable, to amend our Articles of Incorporation (the “Amendments”) to take any one or all of the following actions: (i) to  increase the amount of shares authorized from 450 million to 1.2 billion; (ii) to effectuate a reverse stock split (the “Stock Split”) of the issued and outstanding shares of common stock on a basis of up to 1 for 10; and (iii) to authorize the creation of 25,000,000  authorized shares as “blank check” preferred stock to be designated in such series or classes as the Board of Directors of the Corporation shall determine. An Information Statement on Schedule 14C was filed with the Securities and Exchange Commission on December 8, 2010 advising of the taking of such action.

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

▪	The Chiligatoro Project is expected eliminate approximately 27,000 tonnes of CO2.per year, or earn 27,000 CER Credits annually. 27,000 CER /year x $10 /CER = US$ 270,000 per year.

➢	Reforestation in Project Buffer Zone
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

The Agreement with ROTA INVERSIONES S.DE R.L

We acquired the rights to the Chiligatoro Project from ROTA INVERSIONES S.DE R.L., a Corporation formed under the laws of Honduras (the “Seller”), pursuant to the terms of an acquisition agreement we entered into with the Seller on May 27, 2010.  We agreed to pay the Seller at total of 18,000,000 shares of common stock consisting of 9,000,000 shares of our  common stock within 3 days of closing, 4,500,000 shares of our common stock within 180 days of closing and 4,500,000 shares of our common stock upon the Company’s raising of $12,000,000 no later than 24 months after closing.  We also agreed to pay the Seller a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from the Project prior to completion of the payment of the foregoing.  Further, we agreed to pay the Seller a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from the Project after the completion of the payout for the life of the Project, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as, all associated costs related to the development of the Project.  If the Company is unable to obtain the financing requirements of this agreement, Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to the Project shall be transferred back to the Seller.

Results of Operations

Our results of operations are presented below:

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Period from June 21, 2007 (Date of Inception) to October 31, 2010
Loan Recovery	$-	$(5,000)	$(13,000)
Impairment of Note Receivable	-		32,700
General and Administrative Expenses	75,736	13,232	246,592
Chiligatoro Operating Expenses	15,500	-	61,000
Interest Expense	82	-	82
Net Loss	$(91,318)	$(8,232)	$(327,374)
Net Loss per Share –Basic and Diluted	$(0.00)	$(0.00)	N/A
Weighted Average Shares Outstanding	345,697,174	331,545,000	N/A

Results of Operations for the Three Months Ended October 31, 2010

During the three months ended October 31, 2010 we incurred a net loss of $91,318, compared to a net loss of $8,232 during the same period in fiscal 2009. The increase in our net loss during the three months ended October 31, 2010 was primarily due to increased General and Administrative Expense due to a change in business operations and Chiligatoro Operating Expense.

Our total general and administrative expenses for the three months ended October 31, 2010 were $75,736, compared to operating expenses of $13,232 during the same period in fiscal 2009. Our total general and administrative  expenses during the three months ended October 31, 2010 consisted of $43,500 in compensation expense, $11,019 in professional fees and $21,217 in general and administrative expense and during the three months ended October 31, 2009 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to October 31, 2010

From our inception on June 21, 2007 to October 31, 2010 we did not generate any revenues and we incurred a net loss of $327,374. We may not generate significant revenues from our interest in the Chiligatoro Hydro-Electric Project or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to October 31, 2010 were $246,592, and consisted entirely of $81,925 in compensation expense, $101,225 in professional fees and $63,442 in general and administrative expenses. We have not incurred any foreign exchange losses, management fees, rent expenses or other operating expenses since our inception.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to October 31, 2010 we also received $13,000 in the form of proceeds from loan recovery and incurred $32,700 in expenses related to the impairment of a note receivable.

Liquidity and Capital Resources

As of October 31, 2010 we had $15,789 in cash and $731,289 in total assets, $231,467 in total liabilities and a working capital deficit of $215,678. Our accumulated deficit from our inception on June 21, 2007 to October 31, 2010 was $327,374 and was funded primarily through equity and debt financing.

We are dependent on funds raised through our equity and debt financing, and since our inception on June 21, 2007 we have raised gross proceeds of $90,514 in cash from the sale of our common stock and $214,935 in debt financing.

From our inception on June 21, 2007 to October 31, 2010 we spent net cash of $280,842 on operating activities. During the three months ended October 31, 2010 we spent net cash of $105,127 on operating activities, compared to net cash spending of $17,209 on operating activities during the same period in fiscal 2009. The increase in expenditures on operating activities for the three months ended October 31, 2010 was primarily due to a change in business operation.

From our inception on June 21, 2007 to October 31, 2010 we spent net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We did not spend any net cash on investing activities during the three months ended October 31, 2010 or during the same period in fiscal 2009.

From our inception on June 21, 2007 to October 31, 2010 we received net cash of $306,631 from financing activities, which consists of $90,514 from the issuance of our common stock, $214,935 from debt financing and $1,182 in capital contributions. During the three months ended October 31, 2010 we did receive $100,000 net cash from financing activities, compared to net cash received of $0 during the same period in fiscal 2009. The increase in receipts from financing activities for the three months ended October 31, 2010 was primarily due to a loan from an unrelated third party.

During the three months ended October 31, 2010 our monthly cash requirements to fund our operating activities was approximately $35,042. Our cash of $15,789 as of October 31, 2010 is sufficient to cover our current monthly burn rate for a full  month.

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

Based on our planned expenditures, we require additional funds of approximately $12,985,211 (a total of $13,001,000 less our approximately $15,789 in cash as of October 31, 2010) to proceed with our business plan over the next 24 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Future Financings

Our financial statements for the three months ended October 31, 2010 have been prepared on a going concern basis and there is substantial doubt about our ability to continue as a going concern. We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the Chiligatoro Hydro-Electric Project, or from any of the hydro-electric projects in which we acquire an interest. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.

Of the $13,001,000 we require for the next 24 months, we had approximately $15,789 in cash as of October 31, 2010. We intend to raise the balance of our cash requirements for the next 24 months (approximately $12,985,210) from the equity line that we entered into with Centurion, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing other than the equity line, and there is no guarantee that any financing will be successful. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) ineffective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. other than the improvement to our controls resulting from the  segregation of duties of the Principal Executive Officer and the Principal Financial Officer in July 2010 when we hired a new Principal Financial Officer on July 26, 2010 to oversee the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On October 14, 2010, the Company issued 2,000,000 shares in consideration for legal services performed these shares were not expensed since they were incurred prior to raising financing and hence considered as deferred financing costs. The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares.

On December 6, 2010, the Company issued 16,000,000 shares pursuant to a consulting agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares.

On December 6, 2010, the Company issued 1,750,000 shares to various employees as a sign on bonus.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

December 15, 2010	BY:
V. Scott Vanis President (Principal Executive Officer)

December 15, 2010	BY:
Sam Messina III Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X