Form 10-Q
period 2011-01-31
Minerco Resources, Inc.
filed 2011-03-18
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 17, 2011 the registrant had 412,802,202 outstanding shares of its common stock.

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Minerco Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	January 31, 2011	July 31, 2010

ASSETS

Cash	$1,506	$20,916

Prepaid Expense	475	-

Current Assets	1,981	20,916

Other Assets
Intangible asset - Chiligatoro rights	715,500	715,500

Total Assets	$717,481	$736,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$52,681	$7,841

Accounts Payable – Related Party	64,388	22,500

Advance from related party	39,351	14,935

Short Term Loan	200,000	100,000

Total Liabilities	356,420	145,276

Stockholders’ Equity

Common stock, $0.001 par value, 1,200,000,000 shares authorized, 412,802,202 and 345,045,000 outstanding at January 31, 2011 and July 31, 2010, respectively	412,802	345,045

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 and 0 outstanding at January 31, 2011 and July 31, 2010, respectively	10,000	-

Additional paid-in capital	570,112	482,151

Deficit accumulated during the development stage	(631,853)	(236,056)

Total Stockholders’ Equity	361,061	591,140

Total Liabilities and Stockholders’ Equity	$717,481	$736,416

The accompanying notes are an integral part of these unaudited financial statements

                                                                 2
Minerco Resources, Inc.
(A Development Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010	Six Months Ended January 31, 2011	Six Months Ended January 31, 2010	Period from June 21, 2007 (Date of Inception) to January 31, 2011

General and Administrative	$319,414	$15,891	$395,150	$29,123	$566,006
Chiligatoro Operating Costs	-	-	15,500	-	61,000
Total Expense	319,414	15,891	410,650	29,123	627,006

	,			,	,
Impairment of Note Receivable	–	–	–	–	32,700
Loan Recovery	–	(8,000)	–	(13,000)	(13,000)

Interest Expense	-	-	82		82

Gain on settlement of debt	(14,935)	(7,891)	(14,935)	(16,123)	(14,935)

Net Loss	$(304,479)	$(7,891)	$(395,797)	$(16,123)	$(631,853)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00	N/A

Weighted Average Common Shares Outstanding	384,593,175	331,545,000	365,145,175	331,545,000	N/A

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended January 31, 2011	Six Months Ended January 31, 2010	Period from June 21, 2007 (Date of Inception) To January 31, 2011

Cash Flows from Operating Activities

Net loss for the period	$(395,797)	$(16,123)	$(631,853)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain/Loss on settlement of debt	(14,935)	-	(14,935)
Sharebased compensation	29,718		29,718
Shares issued for services-Third party	136,000	-	136,000
Impairment of notes receivable	-	-	30,000
Prepaid expense	(475)		(475)
Accounts payable and accrued liabilities	44,840	(13,672)	52,681
Accounts payable- related party	41,888	-	64,388
Net Cash Used in Operating Activities	(158,761)	(29,795)	(334,476)

Cash Flows from Investing Activities

Loan to third party	-	-	(10,000)

Net Cash Used in Investing Activities	-	-	(10,000)

Cash Flows from Financing Activities
Capital contribution	-	-	1,182
Proceeds from issuance of common stock	-	-	90,514
Proceeds from loan	100,000	-	200,000
Proceeds from related party debt	39,351	14,935	54,286

Net Cash Provided by Financing Activities	139,351	14,935	345,982

Net change in cash	(19,410)	(14,860)	1,506

Cash, Beginning of Period	20,916	18,524	-

Cash, End of Period	$1,506	$3,664	$-

Supplemental disclosures of cash flow information

Cash paid for interest	82	-	82
Cash paid for income taxes	-	-	-

Non cash investing and financing activities:
Common stock issued for Chiligatoro rights	$-	$-	$715,500
Common stock issued for note receivable	$-	$20,000	$20,000

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

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended January 31, 2011, the Company has an accumulated deficit and no revenue. The Company is in the business of developing, producing and providing clean, renewable energy solutions in Central America. The Company participates in and invests in development projects with other companies in clean, renewable energy projects. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.   These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2012.

3. Common Stock

On October 14, 2010, the Company issued  2,000,000 shares in consideration for documentation preparation services performed.  These shares were not expensed since they were incurred prior to raising financing and hence considered as deferred financing costs.

On December 6, 2010, the Company issued 16,000,000 shares of its common stock pursuant to a consulting agreement.

On December 6, 2010, the Company issued 1,750,000 shares of its common stock as a sign on bonus to various employees.

On December 16, 2010, the Company issued 30,000,000 shares of its common stock to its Chief Financial Officer pursuant to an employment agreement.  The compensation expense for the stock grant will be amortized evenly over the 5 year employment agreement based on the closing stock price of the Company’s common stock on the date of the grant.

On December 16, 2010, the Company issued 18,007,202 shares as a commitment fee pursuant to the Investment Agreement between Centurion Private Equity LLC and the company dated December 2, 2010, these shares were not expensed since they were incurred prior to raising financing and hence considered as deferred financing costs.

4. Preferred Stock

The preferred stock may be divided into and issued in series. The Board of Directors of the Company is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

On January 11, 2011, the Company designated 25,000,000 shares of its preferred stock as Class A Convertible Preferred Stock (“Class A Stock”). Each share of Class A Stock is convertible into 10 shares of common stock, has 100 votes, has no dividend rights except as may be declared by the Board of Directors, and has a liquidation preference of $1.00 per share.

On January 11, 2011, the Company issued 10,000,000 shares of its Class A Convertible Preferred stock to its Chief Executive Officer pursuant to an employment agreement.  The compensation expense for the stock grant will be amortized evenly over the 5 year employment agreement based on the closing stock price of the Company’s common stock on the date of the grant.

5. Accounts Payable – Related Parties

As of January 31, 2011, the Company was indebted to the current Chief Executive Officer for $38,134($16,000 at July 31, 2010) relating to accrued salary and $23,310 for the expenses paid on behalf of the Company. The Company is also indebted to the current Chief Financial Officer for $26,254 ($6,500 at July 31, 2010) relating to accrued salary and $16,041  for the expenses paid on behalf of the company for a total of $103,739.  The former president is no longer a related party therefore this amount is classified under short term loan as of January 31, 2011.

6. Loan Payable

On October 12, 2010, the Company granted a promissory note to an unrelated third party in the amount of  $200,000 in consideration for monies loaned to the Company.  The promissory note is non-interest bearing and due on demand.  As of January 31, 2011, the balance of this indebtedness to this party was $200,000 ($100,000 at July 31, 2010).

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

We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement.  The maximum amount that we are entitled to put in any one notice is such number of shares of Common Stock as equals $300,000 provided that the number of shares sold in each put shall not exceed a share volume limitation equal to the lesser of: (i) 10 million shares; or (ii) 15% of the aggregate trading volume of the Common Stock traded on our primary exchange during any pricing period for such put excluding any days where the lowest intra-day trade price is less than the trigger price (which is the greater of (i) the floor price plus a fixed discount of $.0025, subject to adjustment in certain circumstances (ii) the floor price if any set by us divided by 0.95 or (iii) $.01, the greater of all three clauses being referred to as the “Trigger Price”).  The offering price of the securities to Centurion will equal 95% of the of the average of the three lowest daily volume weighted average prices, or “ VWAPs, ” of our common stock during the fifteen trading day period beginning on the trading day immediately following the date Centurion receives our put notice. However, if, on any trading day during a pricing period, the daily VWAP of the common stock is lower than the Trigger Price, then the put amount is automatically suspended for each such trading day during the pricing period, with only the balance of such put amount above the minimum acceptable price being put to Centurion.  There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put.  During such time, we are not entitled to deliver another put notice.

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

In connection with the preparation of the Investment Agreement and the registration rights agreement, we issued Centurion  2,000,000 shares of common stock as a document preparation fee in the amount of $20,000 and 18,007,202 shares of our common stock as  a commitment fee.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

8. Subsequent Event

On February 3, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $53,000.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 58% of the market price which shall be calculated as the average of the lowest 3 days during the proceeding 10 days before conversion.  The Promissory Note is due on November 7, 2011.

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

Business Overview

Minerco Resources, Inc. (“Minerco”, “we”, “our” or “us”) was incorporated as a Nevada company on June 21, 2007. We were engaged in the acquisition of interests and leases in oil and natural gas properties since our inception until May 27, 2010. As of May 27, 2010 we changed our focus away from the oil and gas business to that of the development of production and provision of clean, renewable energy solutions in Central America.  We have no subsidiaries. Our common stock is quoted on the Other OTC Market under the symbol “MINE”.

Our registration statement on Form S-1 registering an aggregate of 142,545,000 shares of our common stock became effective on February 6, 2009. The 142,545,000 shares offered for resale by the 35 selling security holders include 12,000,000 shares owned by Wisdom Resources, Inc., a company controlled by Michael Too, our former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director. We will not receive any proceeds from the resale of these shares by the selling security holders. We incurred all costs associated with the registration statement.  Our registration statement on Form S-1 registering an aggregate of 60,600,734 shares of our common stock became effective on January 6, 2011.  There 60,600,734 shares offered for sale are from 2 selling security holders.

The Projects

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

The Project has received approval from the National Energy Commission, signed the 30 Year Operations Contract with SERNA and is currently negotiating its Power Purchase Agreement (PPA) with ENEE. The Project is awaiting final approval from the Honduran National Congress. This Congressional Approval acts as a “defacto” guarantee. This approval makes Chiligatoro’s Power Purchase Contracts a recorded law in the Honduran National Congress. Final approval and start of construction is anticipated by late 2011.

The revenue for the Chiligatoro Project (or any hydro project) is expected to be generated from the following; however there can be no guarantee that such anticipated revenue level or any revenue at all will be generated:

➢	Power Generation Sales
▪	Chiligatoro Example: 6 MWh x 24 hr/day x $115.97 /MWh = US$ 16,700 / day or US$ 6,095,000 per year of Gross Energy Generation Revenue

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

On January 5, 2011, we acquired 100% of the 4 mega-watt per hour (MWh) Iscan Hydro-Electric Project (“Chiligatoro”) in Olancho, Honduras. The Project is classified as a run-of-the-river project (not a conventional retention dam) and is currently in the Feasibility Stage of development. Acquisition in this phase of development allows Minerco Resouces, Inc. (“Minerco”) to have full control of the Final Design and Construction.  To date, the construction of the Iscan has not started, and we have not received any revenues from the project. There is no assurance that the Iscan will be completed in a timely manner, if at all.   Additionally, if the Iscan  is completed, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us.

We acquired the rights to the Iscan Project from Energetica de Occidente S.A. de C.V., a Corporation formed under the laws of Honduras (the “ Iscan Seller”), pursuant to the terms of an acquisition agreement we entered into the Iscan Seller on January 5, 2011.  We agreed to pay the Iscan Seller a total of 1,000,000 shares of common stock consisting of 500,000 shares of our common stock within 30 days of closing and 500,000 shares of our common stock upon us raising of $8,500,000 no later than 36 months after closing.  We also agreed to pay the Iscan Seller a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from the Project prior to completion of the payment of the foregoing.   If we are unable to obtain the financing requirements of this agreement, the Iscan Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to the Project shall be transferred back to the Iscan  Seller.

On January 10, 2011, we entered into a binding letter of intent with Sesacepa Energy Company S.A. de CV (“SENCO”), a corporation formed and operated under the laws of Honduras (“the  Caserio Seller”) for the acquisition of a 30% interest in a Hydro – Electric Project known as “Caserio Rio Frio Hydro – Electric Project” in Honduras in Central America (the “Project”).  The Agreement also provides for us to obtain a minimum 30% interest and a maximum 80% interest in the remaining 2 phases of the Project known as “El Chaguiton and El Palmar.”  Actual ownership will be determined at the actual equity placement for the projects.  We will pay the Caserio Seller the following consideration $562,028 over the course of a twelve (12) month period.

On January 18, 2011, we acquired 100% of the 100 mega-watt per hour (MWh) Sayab Wind Project (“Sayab”) in Choluteca, Honduras. The Project is currently in the Feasibility Stage of development. Acquisition in this phase of development allows us to have full control of the Final Design and Construction.  To date, the construction of the Sayab has not started, and we have not received any revenues from the project. There is no assurance that the Sayab will be completed in a timely manner, if at all.   Additionally, if the Sayab  is completed, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us.

We acquired the rights to the Sayab Project from  Energia Renovable Hondurenas S.A., a Corporation formed under the laws of Honduras (the “ Sayab Seller”), pursuant to the terms of an acquisition agreement we entered into the Sayab Seller on January 18, 2011.  We agreed to pay the Sayab Seller a total of 1,000,000 shares of common stock consisting of 500,000 shares of our common stock within 30 days of closing and 500,000 shares of our common stock upon us raising of $10,000,000 no later than 18 months after closing.  We also agreed to pay the Sayab Seller a royalty of 6% of the adjusted gross revenue, derived after all applicable taxes, from the Project prior to completion of the payment of the foregoing.   Further, we agreed to pay the Sayab Seller a royalty of 12% of the adjusted gross revenue, derived after all applicable taxes, from the Project after the completion of the payout for the life of the Project, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as, all associated costs related to the development of the Project.  As additional consideration for this Agreement, the Sayab Seller will have the right to, upon written notice delivered tous , to purchase back from us up to an additional 8% of the Project.  The buyback purchase price will be determined by actual costs incurred by us relating to the Project.  The Sayab Seller can buyback or obtain 0.5% increments until a maximum 20% total interest is obtained.  If we are unable to obtain the financing requirements of this agreement, the Sayab Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to the Project shall be transferred back to the Sayab Seller.

On January 24, 2011, we entered into a binding letter of intent with Sesacepa Energy Company S.A. de CV (“SENCO”), a corporation formed and operated under the laws of Honduras (“the Rio Sixe Seller”) for the acquisition of a minimum 30% interest and a maximum of 80% interest in a Hydro – Electric Project known as “Rio Sixe Hydro – Electric Project” in Honduras in Central America (the “Project”).  We will pay the Rio Sixe Seller the following consideration of $12,800 over the course of a five (5) month period.

Results of Operations

Our results of operations are presented below:

	Six Months Ended January 31, 2011	Six Months Ended January 31, 2010	Period from June 21, 2007 (Date of Inception) to January 31, 2011
Loan Recovery	$-	$(13,000)	$(13,000)
Impairment of Note Receivable	-		32,700
General and Administrative Expenses	395,150	29,123	566,006
Chiligatoro Operating Expenses	15,500	-	61,000
Interest Expense	82	-	82
Sale of discontinued operations	(14,935)		(14,935)
Net Loss	$(395,797)	$(16,123)	$(631,853)
Net Loss per Share –Basic and Diluted	$(0.00)	$(0.00)	N/A
Weighted Average Shares Outstanding	365,145,175	331,545,000	N/A

Results of Operations for the Six Months Ended January 31, 2011

During the six months ended January 31, 2011 we incurred a net loss of $395,797, compared to a net loss of $16,123 during the same period  in fiscal 2010. The increase in our net loss during the six months ended January 31, 2011 was primarily due to increased General and Administrative Expense due to a change in business operations, the hiring of employees and consultants and Chiligatoro Operating Expense.

Our total general and administrative expenses for the six months ended January 31, 2011 were $395,150, compared to operating expenses of $29,123 during the same period in fiscal 2010. Our total general and administrative expenses during the six months ended January 31, 2011 consisted of $134,540 in compensation expense, $14,844 in stock compensation expense, $48,127 in professional fees, $144,000 in consulting fees and $53,639 in general and administrative expense and during the six months ended January 31, 2010 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations

Our results of operations are presented below:

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010	Period from June 21, 2007 (Date of Inception) to January 31, 2011
Loan Recovery	$-	$(8,000)	$(13,000)
Impairment of Note Receivable	-		32,700
General and Administrative Expenses	319,414	15,891	566,006
Chiligatoro Operating Expenses	-	-	61,000
Interest Expense	-	-	82
Sale of discontinued operations	(14,935)		(14,935)
Net Loss	$(304,479)	$(7,891)	$(631,853)
Net Loss per Share –Basic and Diluted	$(0.00)	$(0.00)	N/A
Weighted Average Shares Outstanding	384,593,175	331,545,000	N/A

Results of Operations for the Three Months Ended January 31, 2011

During the three months ended January 31, 2011 we incurred a net loss of $304,797, compared to a net loss of $7,891 during the same period in fiscal 2010. The increase in our net loss during the three months ended January 31, 2011 was primarily due to increased General and Administrative Expense due to a change in business operations and the hiring of employees and consultants.

Our total general and administrative expenses for the three months ended January 31, 2011 were $319,414, compared to operating expenses of $15,891 during the same period in fiscal 2010. Our total general and administrative  expenses during the three months ended January 31, 2011 consisted of $91,040 in compensation expense, $14,844 in stock compensation expense, $37,108  in professional fees, $144,000 in consulting fees and $32,422 in general and administrative expense and during the three months ended January 31, 2010 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to January 31, 2011

From our inception on June 21, 2007 to January 31, 2011 we did not generate any revenues and we incurred a net loss of $631,853. We may not generate significant revenues from our interest in our Hydro-Electric or Wind Projects or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to January 31, 2011 were $566,006, and consisted entirely of $187,809 in compensation expense, $138,333 in professional fees, $144,000 in consulting fees and $95,864 in general and administrative expenses. We have not incurred any foreign exchange losses, management fees, rent expenses or other operating expenses since our inception.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to January 31, 2011 we also received $13,000 in the form of proceeds from loan recovery and incurred $32,700 in expenses related to the impairment of a note receivable.

Liquidity and Capital Resources

As of January 31, 2011 we had $1,506 in cash and $717,481 in total assets, $356,420 in total liabilities and a working capital deficit of $354,439. Our accumulated deficit from our inception on June 21, 2007 to January 31, 2011 was $631,853 and was funded primarily through advances from related parties, equity and debt financing.

From our inception on June 21, 2007 to January 31, 2011 we spent net cash of $334,476 on operating activities. During the six months ended January 31, 2011 we spent net cash of $158,761 on operating activities, compared to net cash spending of $29,795 on operating activities during the same period in fiscal 2010. The increase in expenditures on operating activities for the six months ended January 31, 2011 was primarily due to a change in business operation and in connection therewith the  acquisition of several development projects.

From our inception on June 21, 2007 to January 31, 2011 we spent net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We did not spend any net cash on investing activities during the six months ended January 31, 2011 or during the same period in fiscal 2010.

From our inception on June 21, 2007 to January 31, 2011 we received net cash of $345,982 from financing activities, which consists of $90,514 from the issuance of our common stock, $200,000 from debt financing, $54,286 in proceeds from a related party and $1,182 in capital contributions. During the six months ended January 31, 2011 we did receive $139,351 net cash from financing activities, compared to net cash received of $14,935 during the same period in fiscal 2010. The increase in receipts from financing activities for the six months ended January 31, 2011 was primarily due to a loan from an unrelated third party.

During the six months ended January 31, 2011 our monthly cash requirements to fund our operating activities was approximately $26, 460. Our cash of $1,506 as of January 31, 2011 is not sufficient to cover our current monthly burn rate for a full  month.

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

Based on our planned expenditures, we require additional funds of approximately $12,998,494 (a total of $13,001,000 less our approximately $1,506 in cash as of January 31, 2011) to proceed with our business plan over the next 24 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Although we acquired a 100% interest in the various Hydro-Electric and Wind Projects, there is no assurance that we will receive any revenues from this interest. Meanwhile, even if we purchase other non-operated interests in hydro-electric projects or begin construction activities on any properties we may acquire, this does not guarantee that these projects or properties will be commercially exploitable.

Our activities will be directed by V. Scott Vanis, our President, Chief Executive Officer and a member of the Board of Directors and Sam J Messina III, our Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors, who will also manage our operations and supervise our other planned acquisition activities.

Future Financings

Our financial statements for the six months ended January 31, 2011 have been prepared on a going concern basis and there is substantial doubt about our ability to continue as a going concern. We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the various Hydro-Electric and Wind Projects, or from any of the hydro-electric or wind projects in which we acquire an interest. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.

Of the $13,001,000 we require for the next 24 months, we had approximately $1,506 in cash as of January 31, 2011. We intend to raise the balance of our cash requirements for the next 24 months (approximately $12,998,494) from the equity line that we entered into with Centurion, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing other than the equity line, and there is no guarantee that any financing will be successful. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Acquisition of Plants and Equipment and Other Assets

Apart from our interest in the various Hydro-Electric and Wind Projects, we do not anticipate selling or acquiring any material properties, plants or equipment during the next 12 months unless we are successful in obtaining additional financing.

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

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Inasmuch as we only have two individuals serving as officers, directors and employees we have determined that the company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties despite the fact that the duties of the Chief Executive Officer and Chief Financial Officer are performed by two different individuals.  Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results. Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six months ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. other than the improvement to our controls resulting from the  segregation of duties of the Principal Executive Officer and the Principal Financial Officer in July 2010 when we hired a new Principal Financial Officer on July 26, 2010 to oversee the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On October 14, 2010, the Company issued  2,000,000 shares in consideration for documentation preparation services performed.  These shares were not expensed since they were incurred prior to raising financing and hence considered as deferred financing costs.

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

On December 16, 2010, the Company issued 30,000,000 shares of its common stock to its Chief Financial Officer pursuant to an employment agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares.

On January 11, 2011, the Company issued 10,000,000 shares of its Class A Convertible Preferred stock to its Chief Executive Officer pursuant to an employment agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares.

On December 16, 2010, the Company issued 18,007,202 shares as a commitment fee pursuant to the Investment Agreement between Centurion Private Equity LLC and the company dated December 2, 2010, these shares were not expensed since they were incurred prior to raising financing and hence considered as deferred financing costs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.1	Employment Agreement for V. Scott Vanis				X

10.2	Employment Agreement for Sam J Messina III

10.3	Asset Purchase Agreement for Iscan Hydro-Electric Project				X

10.4	Asset Purchase Agreement for Sayab Wind Project				X

10.5	Binding Letter of Intent for Caserio Rio Frio				X

10.6	Binding Letter of Intent for Rio Sixe				X

10.7	Securities Purchase Agreement				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

March 17, 2011	BY:
V. Scott Vanis President (Principal Executive Officer)

March 17, 2011	BY:
Sam Messina III Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.1	Employment Agreement for V. Scott Vanis				X

10.2	Employment Agreement for Sam J Messina III

10.3	Asset Purchase Agreement for Iscan Hydro-Electric Project				X

10.4	Asset Purchase Agreement for Sayab Wind Project				X

10.5	Binding Letter of Intent for Caserio Rio Frio				X

10.6	Binding Letter of Intent for Rio Sixe				X

10.7	Securities Purchase Agreement				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X