Form 10-Q
period 2011-04-30
Minerco Resources, Inc.
filed 2011-06-16
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

As of June 14, 2011 the registrant had 439,802,202 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Minerco Resources, Inc.
(A DevelopmentStage Company)
Balance Sheets
(unaudited)

	April 30, 2011	July 31, 2010
ASSETS

Cash	$460	$20,916

Prepaid Expense	11	-

Current Assets	471	20,916

Other Assets
Intangible asset - Chiligatoro rights	715,500	715,500

Total Assets	$715,971	$736,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$63,021	$7,841

Accounts Payable – Related Party	128,851	22,500

Advance from related party	46,211	14,935

Short Term Loan	219,609	100,000

Derivative Liability	88,699	-

Total Liabilities	546,391	145,276

Stockholders’ Equity

Common stock, $0.001 par value, 1,200,000,000 shares authorized, 412,802,202 and 345,045,000 outstanding at April 30, 2011 and July 31, 2010, respectively	412,802	345,045

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 and 0 outstanding at April 30, 2011 and July 31, 2010, respectively	10,000	-

Additional paid-in capital	617,634	482,151

Deficit accumulated during the development stage	(870,856)	(236,056)

Total Stockholders’ Equity	169,580	591,140

Total Liabilities and Stockholders’ Equity	$715,971	$736,416

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Statements of Expenses
(unaudited)

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Nine Months Ended April 31, 2011	Nine Months Ended April 31, 2010	Period from June 21, 2007 (Date of Inception) to April 30, 2011
General and Administrative	$209,986	$2,194	$605,136	$31,317	$775,992
Chiligatoro Operating Costs	-	-	15,500	-	61,000
Total Expense	209,986	2,194	620,636	31,317	836,992

	,			,	,
Impairment of Note Receivable	–	2,700	–	2,700	32,700
Loan Recovery	–	–	–	(13,000)	(13,000)

Interest Expense	1,209	–	1,291		1,291

Gain on settlement of debt	–	–	(14,935)	–	(14,935)
Accretion of discount on convertible debt	19,609		19,609		19,609
Loss on derivative liability	8,199		8,199		8,199

Net Loss	$(239,003)	$(4,894)	$(634,800)	$(21,017)	$(870,856)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted Average Common Shares Outstanding	380,681,715	331,545,000	412,802,202	331,545,000	N/A

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months Ended April 30, 2011	Nine Months Ended April 30, 2010	Period from June 21, 2007 (Date of Inception) To April 30, 2011

Cash Flows from Operating Activities

Net loss for the period	$(634,800)	$(21,017)	$(870,856)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain/Loss on settlement of debt	(14,935)	-	(14,935)
Loss on derivative	8,199		8,199
Accretion of discount	19,609		19,609
Sharebased compensation	77,240		77,240
Shares issued for services-Third party	136,000	-	136,000
Impairment of notes receivable	-	2,700	30,000
Changes in operating assets and liabilities:
Prepaid expense	(11)		(11)
Accounts payable and accrued liabilities	55,180	(12,357)	63,021
Accounts payable- related party	106,351	-	128,851
Net Cash Used in Operating Activities	(247,167)	(30,674)	(422,882)

Cash Flows from Investing Activities

Loan to third party	-	(2,700)	(10,000)

Net Cash Used in Investing Activities	-	(2,700)	(10,000)

Cash Flows from Financing Activities

Capital contribution	-	-	1,182
Proceeds from issuance of common stock	-	-	61,146
Proceeds from loan	180,500	-	280,500
Proceeds from related party debt	46,211	14,935	90,514

Net Cash Provided by Financing Activities	226,711	14,935	433,342

Net change in cash	(20,456)	(18,439)	460

Cash, Beginning of Period	20,916	18,524	-

Cash, End of Period	$460	$85	$460

Supplemental disclosures of cash flow information

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

Non cash investing and financing activities:
Debt discount	$80,500		$80,500
Common stock issued for Chiligatoro rights	$-	$-	$715,500
Common stock issued for note receivable	$-	$-	$20,000

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Minerco Resources, Inc. (“Minerco” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Minerco’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in Minerco’s Form 10-K have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended April 30, 2011, the Company has an accumulated deficit and no revenue. The Company is in the business of developing, producing and providing clean, renewable energy solutions in Central America. The Company participates in and invests in development projects with other companies in clean, renewable energy projects. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

6. Accounts Payable – Related Parties

As of April 30, 2011, the Company was indebted to the current Chief Executive Officer for $78,471($16,000 at July 31, 2010) relating to accrued salary and $23,660 for the expenses paid on behalf of the Company. The Company is also indebted to the current Chief Financial Officer for $50,380($6,500 at July 31, 2010) relating to accrued salary and $22,551 for the expenses paid on behalf of the company for a total of $175,062.  The former president is no longer a related party therefore this amount is classified under short term loan as of April 30, 2011.

7. Loan Payable

On October 12, 2010, the Company granted a promissory note to an unrelated third party in the amount of $200,000 in consideration for monies loaned to the Company.  The promissory note is non-interest bearing and due on demand.  As of April 30, 2011, the balance of this indebtedness to this party was $200,000 ($100,000 at July 31, 2010).

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

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

9. Convertible note payable and derivative liabilities

On February 3, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $53,000.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 58% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note is due on November 7, 2011.

On March 29, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $27,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 58% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note is due on December 29, 2011.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of both the notes $114,761, of which $80,500 is recorded as discount on the notes and the remaining $34,261 is expensed. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.0075 to $0.0080, a conversion price of  $0.0037 to $0.0046, expected volatility of 195.88% to 269.72%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.29% to 31%. The discount on the convertible loan is accreted over the term of the convertible loan. During the year ended April 30, 2011, the Company recorded accretion of $19,609. These derivative liabilities were market-to-market on April 30, 2011 and the fair value was determined to be $88,699 resulting in a gain being recorded of  $26,062. The valuation of the above derivative instruments are determined primarily using the Black-Scholes option pricing model. To determine the fair value of the derivatives, Minerco evaluates assumptions regarding the probability of certain future events. The fair values of the derivatives as of April 30, 2011 were estimated using the Black-Sholes model with the following assumption: $0.0062 quoted stock price; $0.0036 exercise price; 181.09% to 185.37% volatility; less than 1 year estimated life; zero dividends and a 0.22% discount rate.

The net loss recorded on the above derivative liabilities for the nine months ended April 30, 2011 was $8,199.

10. Subsequent Events

On May 12, 2011, the Company issued 2,000,000 shares of its common stock at $0.001 pursuant to a non-Circumvent and Finder’s Fee agreement dated May 12, 2011 as a finder’s fee for a total expense of $10,600. Per the agreement the finder shall work to introduce Minerco Resources to new clients or prospective candidates.

On June 6, 2011, the Company issued 25,000,000 at $0.001 shares of its common stock pursuant to an addendum to a consulting agreement to provide additional services to the company for a total expense of $115,000.

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

Business Overview

Minerco Resources, Inc. (“Minerco”, “we”, “our” or “us”) was incorporated as a Nevada company on June 21, 2007. We were engaged in the acquisition of interests and leases in oil and natural gas properties since our inception until May 27, 2010. As of May 27, 2010 we changed our focus away from the oil and gas business to that of the development of production and provision of clean, renewable energy solutions in Central America.  We have no subsidiaries. Our common stock is quoted on the OTCQB Market under the symbol “MINE”.

Our registration statement on Form S-1 registering an aggregate of 142,545,000 shares of our common stock became effective on February 6, 2009. The 142,545,000 shares offered for resale by the 35 selling security holders include 12,000,000 shares owned by Wisdom Resources, Inc., a company controlled by Michael Too, our former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director. We will not receive any proceeds from the resale of these shares by the selling security holders. We incurred all costs associated with the registration statement.  Our registration statement on Form S-1 registering an aggregate of 60,600,734 shares of our common stock became effective on January 6, 2011.  The 60,600,734 shares offered for sale under the registration statement are from 2 selling security holders.

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

On January 24, 2011, we entered into a binding letter of intent with Sesacepa Energy Company S.A. de CV (“SENCO”), a corporation formed and operated under the laws of Honduras (“the Rio Sixe Seller”) for the acquisition of a minimum 30% interest and a maximum of 80% interest in a Hydro – Electric Project known as “Rio Sixe Hydro – Electric Project” in Honduras in Central America (the “Project”).  We will pay the Rio Sixe Seller the following consideration $12,800 over the course of a five (5) month period.

Results of Operations

Our results of operations are presented below:

	Nine Months Ended April 30, 2011	Nine Months Ended April 30, 2010	Period from June 21, 2007 (Date of Inception) to April 30, 2011
Loan Recovery	$-	$(13,000)	$(13,000)
Impairment of Note Receivable	-	2,700	32,700
General and Administrative Expenses	605,136	31,317	775,992
Chiligatoro Operating Expenses	15,500	-	61,000
Interest Expense	1,291	-	1,291
Accretion of discount on convertible debt	19,609		19,609
Loss on derivative liability	8,199		8,199
Sale of discontinued operations	(14,935)		(14,935)
Net Loss	$634,800	$21,017	$870,856
Net Loss per Share –Basic and Diluted	$(0.00)	$(0.00)	N/A
Weighted Average Shares Outstanding	380,681,715	331,545,000	N/A

Results of Operations for the Nine Months Ended April 30, 2011

During the nine months ended April 30, 2011 we incurred a net loss of $634,800, compared to a net loss of $21,017 during the same period  in fiscal 2010. The increase in our net loss during the nine months ended April 30, 2011 was primarily due to increased General and Administrative Expense due to a change in business operations, the hiring of employees and consultants and Chiligatoro Operating Expense. Also, there was a loss of $8,199 and accretion of $19,609 associated with the derivative in the convertible debt.

Our total general and administrative expenses for the nine months ended April 30, 2011 were $605,137, compared to operating expenses of $31,317 during the same period in fiscal 2010. Our total general and administrative expenses during the nine months ended April 30, 2011 consisted of $223,947 in compensation expense, $77,240 in stock compensation expense, $64,247 in professional fees, $144,000 in consulting fees and $95,703 in general and administrative expense and during the nine months ended April 30, 2010 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations

Our results of operations are presented below:

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Period from June 21, 2007 (Date of Inception) to April 30, 2011
Loan Recovery	$-	$-	$(13,000)
Impairment of Note Receivable	-	2,700	32,700
General and Administrative Expenses	209,986	2,194	775,992
Chiligatoro Operating Expenses	-	-	61,000
Interest Expense	1,209	-	1,291
Accretion of discount on convertible debt	19,609		19,609
Loss on derivative liability	8,199		8,199
Sale of discontinued operations	-		(14,935)
Net Loss	$(239,003)	$(4,894)	$(870,856)
Net Loss per Share –Basic and Diluted	$(0.00)	$(0.00)	N/A
Weighted Average Shares Outstanding	412,802,202	331,545,000	N/A

Results of Operations for the Three Months Ended April 30, 2011

During the three months ended April 30, 2011 we incurred a net loss of $239,003, compared to a net loss of $4,894 during the same period in fiscal 2010. The increase in our net loss during the three months ended April 30, 2011 was primarily due to increased General and Administrative Expense due to a change in business operations and the hiring of employees and consultants. Also, there was a loss of $8,199 and accretion of $19,609 associated with the derivative in the convertible debt

Our total general and administrative expenses for the three months ended April 30, 2011 were $209,986, compared to operating expenses of $2,194 during the same period in fiscal 2010. Our total general and administrative  expenses during the three months ended April 30, 2011 consisted of $104,281 in compensation expense, $47,522 in stock compensation expense, $16,120  in professional fees, and $42,063 in general and administrative expense and during the three months ended April 30, 2010 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to April 30, 2011

From our inception on June 21, 2007 to April 30, 2011 we did not generate any revenues and we incurred a net loss of $870,856. We may not generate significant revenues from our interest in our Hydro-Electric or Wind Projects or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to April 30, 2011 were $775,992, and consisted entirely of $339,612 in compensation expense, $154,453 in professional fees, $144,000 in consulting fees and $137,927 in general and administrative expenses. We have not incurred any foreign exchange losses, management fees, rent expenses or other operating expenses since our inception.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to April 30, 2011 we also received $13,000 in the form of proceeds from loan recovery and incurred $32,700 in expenses related to the impairment of a note receivable. Also, there was a loss of $8,199 and accretion of $19,609 associated with the derivative in the convertible debt

Liquidity and Capital Resources

As of April 30, 2011 we had $460 in cash and $715,971 in total assets, $546,391 in total liabilities and a working capital deficit of $169,109. Our accumulated deficit from our inception on June 21, 2007 to April 30, 2011 was $870,856 and was funded primarily through advances from related parties, equity and debt financing.

From our inception on June 21, 2007 to April 30, 2011 we spent net cash of $422,882 on operating activities. During the nine months ended April 30, 2011 we spent net cash of $247,167 on operating activities, compared to net cash spending of $30,674 on operating activities during the same period in fiscal 2010. The increase in expenditures on operating activities for the nine months ended April 30, 2011 was primarily due to a change in business operation and in connection therewith the acquisition of several development projects.

From our inception on June 21, 2007 to April 30, 2011 we spent net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We spent  net cash of $0 and $2,700 on investing activities during the nine months ended April 30, 2011 and 2010 respectively.

From our inception on June 21, 2007 to April 30, 2011 we received net cash of $433,342 from financing activities, which consists of $90,514 from the issuance of our common stock, $280,500 from debt financing, $64,146 in proceeds from a related party, and $1,182 in capital contributions. During the nine months ended April 30, 2011 we did receive $226,711 net cash from financing activities, compared to net cash received of $14,935 during the same period in fiscal 2010. The increase in receipts from financing activities for the nine months ended April 30, 2011 was primarily due to a loan from an unrelated third party and proceeds from related party debt.

During the nine months ended April 30, 2011 our monthly cash requirements to fund our operating activities was approximately $27, 263. Our cash of $460 as of April 30, 2011 is not sufficient to cover our current monthly burn rate for a full month.

We estimate our planned expenses for the next 24 months (beginning July 2011) to be approximately $13,001,000, as summarized in the table below.

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

Based on our planned expenditures, we require additional funds of approximately $13,000,540 (a total of $13,001,000 less our approximately $460 in cash as of April 30, 2011) to proceed with our business plan over the next 24 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Future Financings

Our financial statements for the nine months ended April 30, 2011 have been prepared on a going concern basis and there is substantial doubt about our ability to continue as a going concern. We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the various Hydro-Electric and Wind Projects, or from any of the hydro-electric or wind projects in which we acquire an interest. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.

Of the $13,001,000 we require for the next 24 months, we had approximately $460 in cash as of April 30, 2011. We intend to raise the balance of our cash requirements for the next 24 months (approximately $13,000,540) from an equity line, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing other than the equity line, and there is no guarantee that any financing will be successful. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the nine months ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. other than the improvement to our controls resulting from the  segregation of duties of the Principal Executive Officer and the Principal Financial Officer in July 2010 when we hired a new Principal Financial Officer on July 26, 2010 to oversee the internal controls over financial reporting.

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

On May 12, 2011, the Company issued 2,000,000 shares pursuant to a non circumvent and finder’s fee agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares.

On June 6, 2011, the Company issued 25,000,000 shares pursuant to an addendum to a consulting agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.1	Securities Purchase Agreement				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

June 15, 2011	BY:
V. Scott Vanis President (Principal Executive Officer)

June 15, 2011	BY:
Sam Messina III Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.1	Securities Purchase Agreement				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X