Form 10-K
period 2011-07-31
Minerco Resources, Inc.
filed 2011-10-14
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2011

Commission File Number:   333-156059

MINERCO RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

22503 Katy Highway Suite 18 Katy, TX 77450
(Address of principal executive offices, including zip code.)

(281) 994-4187
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐  NO ☑

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES ☑   NO ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 13, 2011: $434,861.

At October 13, 2011, 719,861,026 shares of the registrant’s common stock were outstanding.

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

Overview

Our principal offices are located at 22503 Katy Highway, Suite 18, Katy, Texas 77450.  Our telephone number is 281-994-4187.  Information about our business can be obtained from our website www.minercoresources.com.

History

We were incorporated as a Nevada company on June 21, 2007 and we have one subsidiary Minerco Honduras. We were engaged in the acquisition of interests and leases in oil and natural gas properties from  our inception in June 2007  until May 27, 2010. In May, 2010 we changed the focus of our business  to the development, production and provision of clean, renewable energy solutions in Central America.  We currently have an interest in two Hydro-Electric Projects and one Wind Project in various parts of Honduras.  Both of our Hydro-Electric projects are classified as run-of-the-river projects (not conventional retention dams).  Our Chiligatoro Hydro-Electric Project is in the final permitting stage of development and our Iscan Hydro-Electric Project is currently in the early feasibility stage of development.  Our wind project is also in the early feasibility stage of development.  To date, we have not completed construction of any of the projects and we have not received any revenue from any of the projects.  There can be no assurance given that these projects will be completed in a timely manner, if at all. We will require additional funds to complete these projects, estimated at $200,000,000 in the aggregate.  The feasibility stage of development is the stage of development where the preliminary permits are obtained, measurement of the water flow for hydro-electric projects or wind and weather patterns for wind projects are observed, and final project size are determined.  See Managements’ Discussion and Analysis.   Additionally, if the projects are completed, there is no guarantee that they will be successfully used to create electricity or that they will generate a consistent revenue stream for us.

Our common stock is quoted on the OTCQB under the symbol “MINE”.  On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  All share amounts throughout this annual report have been retroactively adjusted for all periods to reflect this stock split.

The Projects

Chiligatoro

On May 27, 2010, we acquired 100% of the 6 mega-watt per hour (MWh) Chiligatoro Hydro-Electric Project (“Chiligatoro”) in Intibuca, Honduras. This project is classified as a run-of-the-river project (not a conventional retention dam) and is currently in the feasibility stage of development. Acquisition in this phase of development allows us to have full control of the final design and construction of this project.  To date, the construction of Chiligatoro has not started, and we have not received any revenues from the project. There is no assurance that Chiligatoro will be completed in a timely manner, if at all.   Additionally, if Chiligatoro is completed, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us.

Chiligatoro has received approval from the National Energy Commission, signed a 30 Year Operations Contract with SERNA and is currently negotiating its Power Purchase Agreement (PPA) with ENEE. Chiligatoro is awaiting final approval from the Honduran National Congress. This Congressional Approval acts as a “defacto” guarantee. This approval makes Chiligatoro’s Power Purchase Contracts a recorded law in the Honduran National Congress. Final approval and start of construction is anticipated by early 2012.

The revenue for Chiligatoro (or any hydro or wind project) is expected to be generated from the following; however there can be no guarantee that such anticipated revenue level or any revenue at all will be generated:

	Power Generation Sales

	Chiligatoro Example: 6 MWh x 24 hr/day x $115.97 /MWh = US$ 16,700 / day or US$ 6,095,000 per year of Gross Energy Generation Revenue

	Carbon Credits


Carbon Emission Reduction (CER) Credits can be pre-sold or traded on the open market. The spot price is currently over US$ 10 per Credit. Carbon Credits are relatively new but are measured in tonnes of CO2.

	The Chiligatoro Project is expected eliminate approximately 27,000 tonnes of CO2.per year, or earn 27,000 CER Credits annually. 27,000 CER /year x $10 /CER = US$ 270,000 per year.

	Reforestation in Project Buffer Zone


Reforestation generates revenue directly and indirectly. Planting tropical hardwood trees such as mahogany is expected to generate direct revenue in less than 20 years. Current prices yield more than US$ 8,000 per tree.


More importantly, reforestation of the Project’s Buffer Zone (water supply zone) is expected to increase the Projects total efficiency within a couple years adding additional power generation revenue. This increase in efficiency is typically 2 – 3%. Additional CER Credits are also realized with reforestation.

We acquired the rights to Chiligatoro from ROTA INVERSIONES S.DE R.L., a corporation formed under the laws of Honduras (“Rota”), pursuant to the terms of an acquisition agreement we entered into with  Rota on May 27, 2010.  We agreed to pay Rota at total of 18,000,000 shares of common stock consisting of 9,000,000 shares of our  common stock within 3 days of closing, 4,500,000 shares of our common stock within 180 days of closing and 4,500,000 shares of our common stock upon us raising of $12,000,000 no later than 24 months after closing.  We also agreed to pay Rota a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from Chiligatoro prior to completion of the payment of the foregoing.  Further, we agreed to pay Rota a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from Chiligatoro after the completion of the payout for the life of Chiligatoro, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as all associated costs related to the development of Chiligatoro.  If we are unable to obtain the financing requirements of this agreement, Rota will have the right to terminate the agreement with full rights of rescission, and all rights, title and interest to Chiligatoro shall be transferred back to Rota.  13,500,000 shares of common stock were issued to ROTA on June 4, 2010.

Iscan

On January 5, 2011, we acquired 100% of the 4 mega-watt per hour (MWh) Iscan Hydro-Electric Project (“Iscan”) in Olancho, Honduras. This project is classified as a run-of-the-river project (not a conventional retention dam) and is currently in the feasibility stage of development. Acquisition in this phase of development allows us to have full control of the final design and construction of this project.  To date, the construction of Iscan has not started, and we have not received any revenues from the project. There is no assurance that Iscan will be completed in a timely manner, if at all.   Additionally, if the Iscan project is completed, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us.

We acquired the rights to Sayab  from  Energia Renovable Hondurenas S.A., a corporation formed under the laws of Honduras (the “ Sayab Seller”), pursuant to the terms of an acquisition agreement we entered into with the Sayab Seller on January 18, 2011.  We agreed to pay the Sayab Seller a total of 1,000,000 shares of common stock consisting of 500,000 shares of our common stock within 30 days of closing and 500,000 shares of our common stock upon us raising $10,000,000 no later than 18 months after closing.  We also agreed to pay the Sayab Seller a royalty of 6% of the adjusted gross revenue, derived after all applicable taxes, from Sayab prior to completion of the payment of the foregoing.   Further, we agreed to pay the Sayab Seller a royalty of 12% of the adjusted gross revenue, derived after all applicable taxes, from Sayab after the completion of the payout for the life of Sayab, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as all associated costs related to the development of Sayab.  As additional consideration for this Agreement, the Sayab Seller will have the right to, upon written notice delivered to us , to purchase back from us up to an additional 8% of Sayab.  The buyback purchase price will be determined by actual costs incurred by us relating to Sayab.  The Sayab Seller can buy back or obtain 0.5% increments until a maximum 20% total interest is obtained.  If we are unable to obtain the financing requirements of this agreement, the Sayab Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to Sayab shall be transferred back to the Sayab Seller.  Minerco has not issued any shares because it is awaiting approval from SERNA for the project before the transfer of title and we expect title to be transferred in the middle of the second quarter of calendar 2012.

Caserio Rio Frio

On January 10, 2011, we entered into a binding letter of intent with Sesacepa Energy Company S.A. de CV (“SENCO”), a corporation formed and operated under the laws of Honduras (”SENCO”), for the acquisition of a 30% interest in a Hydro – Electric Project known as “Caserio Rio Frio Hydro – Electric Project” in Honduras in Central America (”Caserio Rio Frio”).  The agreement also provides for us to obtain a minimum 30% interest and a maximum 80% interest in the remaining 2 phases of Caserio Rio Frio known as “El Chaguiton and El Palmar.”  Actual ownership will be determined at the actual equity placement for the projects.  We will pay SENCO$562,028 over the course of a twelve (12) month period upon execution of a definitive agreement.

Sayab

On January 18, 2011, we acquired 100% of the 100 mega-watt per hour (MWh) Sayab Wind Project (“Sayab”) in Choluteca, Honduras. This project is currently in the feasibility stage of development. Acquisition in this phase of development allows us to have full control of the final design and construction of this project.  To date, the construction of Sayab has not started, and we have not received any revenues from the project. There is no assurance that  Sayab will be completed in a timely manner, if at all.   Additionally, if  Sayab  is completed, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us.

We acquired the rights to Sayab  from  Energia Renovable Hondurenas S.A., a corporation formed under the laws of Honduras (the “ Sayab Seller”), pursuant to the terms of an acquisition agreement we entered into with the Sayab Seller on January 18, 2011.  We agreed to pay the Sayab Seller a total of 1,000,000 shares of common stock consisting of 500,000 shares of our common stock within 30 days of closing and 500,000 shares of our common stock upon us raising $10,000,000 no later than 18 months after closing.  We also agreed to pay the Sayab Seller a royalty of 6% of the adjusted gross revenue, derived after all applicable taxes, from Sayab prior to completion of the payment of the foregoing.   Further, we agreed to pay the Sayab Seller a royalty of 12% of the adjusted gross revenue, derived after all applicable taxes, from Sayab after the completion of the payout for the life of Sayab, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as all associated costs related to the development of Sayab.  As additional consideration for this Agreement, the Sayab Seller will have the right to, upon written notice delivered to us , to purchase back from us up to an additional 8% of Sayab.  The buyback purchase price will be determined by actual costs incurred by us relating to Sayab.  The Sayab Seller can buy back or obtain 0.5% increments until a maximum 20% total interest is obtained.  If we are unable to obtain the financing requirements of this agreement, the Sayab Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to Sayab shall be transferred back to the Sayab Seller.  Minerco is awaiting approval from SERNA for the project before the transfer of title and we expect title to be transferred in the middle of the second quarter of calendar 2012.

Rio Sixe

On January 24, 2011, we entered into a binding letter of intent with Sesacepa Energy Company S.A. de CV (“SENCO”), a corporation formed and operated under the laws of Honduras (“the Rio Sixe Seller”) for the acquisition of a minimum 30% interest and a maximum of 80% interest in a Hydro – Electric Project known as “Rio Sixe Hydro – Electric Project” in Honduras in Central America (the “Project”).  We will pay the Rio Sixe Seller $12,800 over the course of a five (5) month period upon execution of a definitive agreement.

Business Plan

We plan to concurrently:

	develop & construct new, ground floor projects;

	acquire existing projects in various stages of development;

	acquire existing projects with operations (already generating power);

	acquire rights to future projects in both the private & public sectors; and

	expand our scope of operations to additional Latin countries.

Benefits of Clean, Renewable Energy Projects in Latin America

Due to growing concerns of energy security and climate change, the Central American Region has widely adopted a shift toward Clean, Renewable Energy generation.  In 1998, Decrees No. 85-98 and 267-98 were passed into Honduran law to promote the development of renewable energy-generating plants. The decrees include tax breaks to developers and a secure buyer for energy at prices equivalent to the system’s short-term marginal cost. The national integrated utility ENEE, which is the default buyer, must pay a premium (10 percent of the same short-run marginal cost) for the electricity generated when the installed capacity is below 50 MW. This framework has facilitated the negotiation of about 30 public/private partnerships with ENEE for small renewable energy plants. In addition, Decree No. 85-98 also establishes tax exemptions in favor of developers including  import and sales taxes on equipment and a five-year income tax holiday.. Most countries rely on fossil fuels for the majority of power generation. Very few countries in the region have native fossil fuel resources and spend huge portions of their budgets on “dirty” energy generation. However, they do have the natural resources for “clean” renewable, sustainable energy creation. In fact, these renewable natural resources are abundant, but they are underdeveloped and largely unexploited.   In order to encourage and stimulate renewable energy investment and development in Central America the major markets have introduced or adopted additional regulatory and fiscal incentives.  In addition, many countries have introduced measures to limit carbon emissions, making renewable energy more desirable.

According to a publication of the Honduras National Commission of Energy in 2011, Honduras has over 100 approved, renewable energy projects. The project locations and government issued rights have been assigned and transferred to entrepreneurs, but almost 90% of the projects are not developed and will not be built anytime soon. The country and its entrepreneurs lack the money to even complete early stage Feasibility Studies on these projects. They lack equity or collateral to obtain standard bank loans and lack the relationships to further their projects alone.

Additionally, the incentives for clean energy generation in these countries are plentiful. Latin American countries have created numerous incentives to promote and streamline development. Region-wide incentives include income tax holidays, no duty on imports for construction, price premiums and payment guarantees.

Clean Energy Incentives in Honduras

We have chosen Honduras as our initial country of focus because it has a vast quantity of natural resources, opportunities and incentives to launch our company into the “green” future. Honduras has been very proactive in the promotion of its energy renewable sources and offers one of the most attractive incentive packages in Central America with long term purchase agreements, tax exemptions, an additional payment for the energy generated by renewable energy and a dispatch guarantee.  Our management team has developed extensive relationships in Honduras, both in the private and public sectors. In addition, Honduras has adopted some of the most profitable incentives for clean energy within the region. Incentives include:

	Clean energy price (10% over “dirty” marginal cost, currently $115.97 /MWh);
	Payable in US$ (to counter currency fluctuations);

	contract guarantee from National Congress (mitigate political/country risk);
	No import or sales taxes on construction materials;

	No sales tax on electricity sales;
	Income tax holiday (10 years); and

	Clean energy required to be purchased first by power grid (Honduras law).

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

We also compete with producers and manufacturers of other sources of energy.  The demand for power plants that produce electricity from renewable energy sources such as water depends in part on the cost of generation from other sources of energy. The terms under which supplies of petroleum, coal, natural gas and other fossil fuels, as well as uranium, can be obtained are key factors in determining the economic interest of using these energy sources rather than renewable energy sources. The principal energy sources in competition with renewable energy sources are petroleum, coal, natural gas and nuclear energy. The current price levels for fossil fuels, in particular, petroleum and natural gas, have enhanced the price competitiveness of electricity from renewable energy. A decline in the competitiveness of electricity from renewable energy sources in terms of cost of generation, technological progress in the exploitation of other energy sources, discovery of large new deposits of oil, gas or coal, or the recent decline in prices of those fuels from historically high levels, could weaken demand for electricity generated from renewable energy sources.

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

Funding

To date, we have met our financing needs through private sale of shares of our common stock and other equity securities and loans from investors.  Since we do not anticipate generating revenue in the near future, we do believe our revenue from sales will be not sufficient to meet our ongoing expenses and therefore we will need additional financing.

Employees

As of July 31, 2011, we had 4 full time employees.   We currently expect to hire approximately 10-15 employees and/or consultants over the next 12 months providing that we have adequate funding to do so, which will cause us to incur additional costs.

Property

Our principal office is located at 22503 Katy Highway, Suite 18, Katy, Texas 77450. This space consists of approximately 150 square feet.  We are currently in a month to month lease for the property.  We believe these facilities are adequate to serve our present needs.

INDUSTRY OVERVIEW

REGULATION

All of our power plants in Central America will be subject to extensive regulation by the Central American governmental authorities, including central governmental authorities such as the Ministry of Commerce, the State Administration for Industry and Commerce, the National Development and Reform Commission, the State Electricity Regulatory Commission, the State Administration of Taxation, the Ministry of Environmental Protection, the Ministry of Communications and Transportation, the Ministry of Water Resources, the Ministry of Land and Resources and the Ministry of Housing and Urban-Rural Development, as well as their provincial and local counterparts. Government regulations will address virtually all aspects of our operations, including, among others, the following:

●	planning and construction of our plant in Chiligatoro and new power plants;

●	the granting of power generation, dispatch and supply permits;

●	the amount and timing of power generation;

●	the setting of on-grid tariffs paid to power producers and power tariffs paid by consumers of electricity;

●	power grid control and power dispatch, including the setting of preferential policies for the dispatch of renewable energy generated power;

●	allocation of water resources and control of water flows;

●	environmental protection and safety standards;

●	acquisitions by foreign investors; and

●	taxes, in particular Enterprise Income Tax and Value Added Tax.

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

ITEM 1A.   RISK FACTORS.

Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below, the documents incorporated by reference herein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

RISK FACTORS

An investment in our securities involves significant risks. You should carefully consider the risks described below, together with all of the other information in this annual report, including our consolidated and other financial statements and related notes, and the financial statements of our acquired subsidiaries, included elsewhere in this annual report, before you decide to purchase our securities. If any of these risks actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected, the trading price and value of our securities could decline and you could lose all or part of your investment.

Risks Relating to our Company and the Central American Hydropower Industry

We have a limited operating history which provides limited reference for you to evaluate our ability to achieve our business objectives.

Our company has a limited operating history, is subject to the risks and uncertainties associated with early stage companies and has historically operated at a loss. Accordingly, you will have a limited basis on which to evaluate our ability to achieve our business objectives. We were formed in July 2007 as a Nevada corporation without any operating business. We were engaged in the oil and gas business since inception until  we switched our focus to the development, production and provision of renewable energy in May 2010.  We have acquired the rights to two hydropower and one wind electric plants located in Honduras .Our financial condition, results of operations and our future success will, to a significant extent, depend on our ability to successfully develop these projects We cannot assure you that we will be able to complete the projects or that any additional acquisitions can be consummated on terms favorable to us or at all, or that if we achieve those acquisitions we will be able to operate our expanded business profitably. We also may not successfully complete the projects we have undertaken to develop given our lack of experience developing hydro-electric projects, which refer to projects that lack one or more construction permits and have not begun construction.

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   The construction of the projects and the obtainment of the regulatory approvals necessary to operate such plants, which are crucial to our future success, has required and will continue to require significant expenditures. These expenditures will result in a loss until adequate revenues are derived from the operations of the projects.  For the year ended July 31, 2011 we had no revenue and sustained a net loss of $1,079,916.   Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

If we fail to achieve our business objectives, then we may not be able to realize our expected revenue growth, maintain our existing revenue levels or operate at a profit. Even if we do realize our business objectives, our business may not be profitable in the future.

We may not be able to continue as a going concern.

The opinion of our independent registered accounting firm for our fiscal years ended July 31, 2011 and July 31, 2010 is qualified subject to substantial doubt as to our ability to continue as a going concern.   See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.   During the year ended July 31, 2011 we incurred $1,094,851of total expenses, had a net loss of $1,079,916 and at July 31, 2010 had an accumulated deficit of $1,315,972 and stockholders’ equity of $50,412.   During the year ended July 31, 2010 we incurred $134,109 of total expenses, had a net loss of $123,809 and at July 31, 2009 had an accumulated deficit of $236,056 and a stockholders’ equity of $591,140.

We currently do not have an operating plant and only have the rights to construct three  plants in three territories all located in Honduras, making us dependent on a few plants for our income.

To date, we only have acquired rights to three projects in Honduras, none of which have been constructed yet and therefore, initially all of our revenue will be derived from these three plants. If we should experience construction delays or fail to obtain necessary regulatory approvals, our operations will not commence when anticipated, if at all.   If we experience operational problems at such plants or demand or operational problems in Honduras, our revenue will be adversely impacted.

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

Our business is also dependent upon hydrological conditions, which may from time to time result in conditions that are unfavorable to our business operations.

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

The operation of our hydropower and wind plants and customer demand for our power may be vulnerable to disruptions caused by natural and man-made disasters, which may materially and adversely affect our results of operations.

Our plants, once operational, if at all, could be required to cease operating in the event of a drought, and to cease operating or even be damaged in the event of a flood. Water supply to our power plants and the plants themselves are vulnerable to natural disasters including, but not limited to, earthquakes, storms, tornadoes and floods, as well as disasters caused by human actions such as terrorist attacks, military conflicts and other deliberate or inadvertent actions which may affect the availability of water supplies or water flow to our power plants. Such disasters are unpredictable and can significantly damage our access to water supply and power plant equipment as well as the property of our consumers. Under such circumstances, market demand for power in general may be significantly adversely affected, reducing the need for the electricity we produce, and we may be unable to continue operation of our plants or to produce the level of electricity we expect. The insurance coverage we maintain may not be adequate to compensate us for all damages and economic losses which may arise in connection with these disasters. Such disruption to our operations could materially and adversely affect our results of operations.

Changes in weather patterns may affect our ability to operate our proposed projects.

Meteorological data we collect during the development phase of a project may differ from actual results achieved after wind turbines are erected. While long-term wind patterns have not varied significantly, short-term patterns, either on a seasonal or on a year-to-year basis, may vary substantially. These variations may result in lower revenues and higher operating losses.

Environmental damage on our properties may cause us to incur significant financial expenses.

Environmental damage may result from the development and operation of our wind and solar farms. The construction of wind and solar farms involves, among other things, land excavation and the installation of concrete foundations. Equipment, such as wind turbines located on farms, can be a source of environmental concern, including noise pollution, damage to the soil as a result of oil spillage, and peril to certain migratory birds and animals that live on, feed on, fly over, or cross the property. We will be required to carry out reclamation work to return leased properties to their original state at the termination of the lease. The costs to complete reclamation work and remove obsolete equipment may be significant. In addition, environmental regulators may impose restrictions on our operations, which would limit our ability to obtain the appropriate zoning or conditional use permits for new renewable energy farms. We may also be assessed significant financial penalties for any environmental damage caused on properties that are leased, and we may be unable to sell properties that are owned. Financial losses and liabilities that may result from environmental damage could affect our ability to continue to do business.

We have several notes that are due in 2011 and we will need additional capital to repay these loans when due and may not be able to obtain it.

As of October 13, 2011 we have notes in the aggregate principal amount of $429,500.  Of such amount, a note in the principal amount of $200,000 is due on demand, a note in the principal amount of $53,000 is due on November 7, 2011, a note in the principal amount of $27,500 is due December 29, 2011, a note in the principal amount of $32,500 is due on March 26, 2012, a note in the principal amount of $27,500 is due on May 11, 2012, a note in the principal amount of $36,000 is due on December 6, 2011, a note in the principal amount of $18,000 is due on February 6, 2012 and a note in the principal amount of $35,000 is due on June 29, 2012.  We currently do not have the funds to repay any of these loans.  We will need to raise additional funds in order to repay these loans.   We cannot assure you that additional financing will be available if needed on terms favorable to us. We currently do not have any commitments for additional funding in light of the fact that we terminated our equity line due to our inability to meet the sales volume requirements for its use.

Certain of our notes contain features that could have a dilutive effect to our investors.

We have issued seven notes, one in the principal amount of $53,000, one in the principal amount of $36,000, one in the principal amount of $35,000, one in the principal amount of $18,000, two in the principal amount of $27,500 and one in the principal amount of $32,500 that convert to shares of our common stock which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion. The note in the amount of $53,000 converts at the market price of 31%, one note in the principal amount of $27,500 converts in the amount of 31%, one note in the principal amount of $36,000 converts at 50%, one note in the principal amount of $18,000 converts at 50% and the other notes of $27,500, one in the principal amount of $35,000 converts at 51%,  and $32,500 convert at the rate of 55%.  Any decrease in our stock price could result in a greater number of shares of common stock being issued and greater dilution to investors. In addition, in September 2011, we issued convertible notes in the aggregate principal amount of $100,000 which convert to common stock at a conversion price of $.0004 per share and provide that in the event of a default the notes plus accrued interest can be converted into shares at any time after the default date at a conversion price of par value or half the average bid price over the last five trading days, whichever is lower but in no case for an amount less than 51% of our outstanding common stock.

If we default on the payment of certain shareholders will be diluted and we will experience a change in control

If we default on the payment of certain notes, the note holders would be entitled to receive 51% of our outstanding common stock, which will result in dilution to existing shareholders and a change in control. From and after such event, the note holders may be able to effectively control the management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate actions . In addition, in September 2011, we issued convertible notes in the aggregate principal amount of $100,000 which convert to common stock at a conversion price of $.0004 per share and provide that in the event of a default the notes plus accrued interest can be converted into shares at any time after the default date at a conversion price of par value or half the average bid price over the last five trading days, whichever is lower but in no case for an amount less than 51% of our outstanding common stock.

Our officers and directors have a great deal of influence over the right to vote our common stock as well as our right to effectuate certain actions.

V. Scott Vanis and Sam Messina have the right  to control the vote of 80% of our outstanding common stock through their ownership of common stock and preferred stock.  As a result, they may be able to effectively control the management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate actions. This concentration of control may delay or prevent a change of control and may adversely affect the market value of our common stock.

The projects that we have acquired are subject to forfeiture upon our noncompliance with certain contractual provisions.

If we do not meet our financial commitments, the acquisition agreements for the projects provide that the sellers of each project can reacquire the project. All three of the projects that we acquired require payments to be made through the issuance of shares of our common stock as well as certain cash payments.  There can be no assurance given that we will be able to meet these financial commitments. In addition, the sellers are also entitled to retain any payments received from us prior to such reacquisition.

In the event of a breach of law or a breach of a contractual obligation by the sellers of the projects or any workers or subcontractors on the projects, we will have little or no recourse because all of our assets are located in Honduras.

We will have little recourse in the event of a breach of law or contractual obligation that has an adverse effect upon our projects because of the inherent difficulties in enforcing our rights in Honduras. In addition, it may not be possible to effect service of process in Honduras and uncertainty exists as to whether the courts in Honduras would recognize or enforce judgments of U.S. courts obtained against citizens of Honduras.

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

If we are unable to acquire suitable hydropower projects in Central America, we will continue to remain dependent upon our four plants not yet constructed. The resulting lack of diversification may:

●	result in our dependence upon the performance of our one plant not yet constructed;

●	result in our dependence upon electricity sales in limited geographical areas;

●	subject us to increased risks associated with drought or other natural disasters in a particular geographical area; and

●	limit our ability to grow our revenues and to obtain the benefits of scale that we anticipate.

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

Greenfield projects, such as the Chiligatoro Hydro-Electric, Iscan Hydro-Electric or Sayab Wind Project and our other projects in Honduras, present substantial development risk. The development and construction of hydropower plants is time-consuming and complex and requires significant capital investment. In connection with the development and construction of hydropower and wind plants, we will seek to obtain government permits and approvals, land purchase or leasing agreements, equipment procurement and construction contracts, operation and maintenance agreements, and sufficient equity capital and debt financing. Factors that may impair our ability to develop and construct hydropower plants include:

●
delays in obtaining various regulatory approvals, licenses or permits from different governmental authorities at different levels, including permission for the construction and operation of the hydropower plant itself, the environmental permits and permits to use the relevant land;

●	shortages or increases in the cost of equipment, materials or labor;

●	adverse weather conditions, which may delay the completion of hydropower and wind plants or substations, or natural disasters, accidents or other unforeseen events;

●	unforeseen engineering, design, environmental or geological problems;

●	opposition of local interests;

●	strikes and labor disputes;

●	inability to obtain financing on satisfactory terms; and

●	adverse changes in the Central American regulatory environment.

Any of these factors may cause delays in completion of hydropower and wind plants and may increase the cost of contemplated projects. If we are unable to complete the projects contemplated, the costs incurred in connection with such projects may not be recoverable. Even if we complete these projects, as a result of project delays, cost overruns, changes in market circumstances or other reasons, we may not be able to achieve the intended economic benefits or demonstrate the commercial viability of these projects, which may materially and adversely affect our results of operations, financial condition and growth prospects.

In addition, the commencement of operations at a newly constructed hydropower or wind plant involves many risks, including start-up problems, the breakdown or failure of equipment or processes, performance below expected or contracted levels of output or efficiency and problems with the construction of new supporting infrastructure, such as grid transmission equipment. While manufacturers’ warranties are generally obtained for limited periods relating to each project and its equipment in varying degrees, and construction contractors may guarantee certain performance levels, subject to the payment of liquidated damages, the proceeds of such warranties or performance guarantees, if any, may not be adequate to cover lost revenues or increased costs and expenses associated with equipment problems during project start-up. We also may develop projects with local development partners, which exposes us to risks associated with our partners’ failure to retain development rights, obtain permits and approvals required for the development of a project or perform their management, construction or financing obligations. Realization of any of these risks could materially and adversely affect our results of operations, financial condition and growth prospects.

We expect to derive our revenues solely from the sale of hydropower and wind electricity and each of our plants will typically have only one customer. Any prolonged disruption to the demand for hydropower or termination of a customer relationship may cause our revenues to decrease significantly.

We expect to derive revenues solely from the sale of electricity generated by hydropower and wind plants, and most of our power is expected to be sold to one of two national power grids. If for any reason the national power grids reduce or eliminate their purchases of hydropower or wind, whether due to the emergence of a cheaper renewable energy source, withdrawal of government policy support for the dispatch of renewable energy or a severe drop in the Central American demand for power, we may not have alternative customers readily available to us. Without alternative sources of income, our revenues would decrease significantly should a reduction in demand for hydropower or lack of customers continue for a prolonged period.

We depend on the experience of our executive officers and our business may be severely disrupted in the event that we lose their services and are unable to find replacements with comparable experience and expertise.

We believe that our future success is dependent upon the continued services of our executive officers, as we rely on their industry experience and expertise in our business operations. In particular, we rely heavily on V. Scott Vanis, our President and Chief Executive Officer and member of the Board of Directors, and Sam J Messina III, our Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors, for their business vision, management skills and technical expertise in the hydroelectric industry as well as their working relationships with many of our potential acquisition targets, the power grids we service and other participants in the hydroelectric industry. We do not maintain key-man life insurance for any of our executive officers. If either of these executive officers were unable or unwilling to continue in their present positions, or if they left our company, we may not be able to replace them with comparably skilled executives, which would cause severe disruption to our ability to manage our business. If we are unable to retain or replace our key personnel and other key employees, we may not be able to implement our business strategy and our financial condition and results of operations may be materially and adversely affected.

We will need substantial additional funding to accomplish our growth strategy and may be unable to raise capital on terms favorable to us or at all, which could increase our financing costs, dilute your ownership interests, affect our business operations or force us to delay, reduce or abandon our growth strategy.

Our growth strategy is to acquire and develop additional hydropower and wind projects in Central America and concentrate on those projects with potential for expansion. To successfully implement this growth strategy, we will need to raise substantial additional funds. Our ability to arrange financing and the cost of such financing are dependent on numerous factors, including but not limited to:

●	general economic and capital market conditions;

●	the availability of credit from banks or other lenders;

●	investor confidence in us; and

●	the continued performance of our hydropower and wind plants.

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

Additional funding from debt financings may make it more difficult for us to operate our business because we would need to make principal and interest payments on the indebtedness and may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may, among other things, limit our ability to make business and operational decisions and pay dividends. Furthermore, raising capital through public or private sales of equity to finance acquisitions or expansion could cause earnings or ownership dilution to our shareholders’ interests in our company.

Assumptions applied to our investment analyses and feasibility studies may not be accurate, and thus our actual return on investments, operational results, and overall growth may be materially and adversely affected.

 In performing investment analysis and feasibility studies for our acquisition and development targets, we consider factors such as: (i) demand for power and growth potential in the area where the plant is located, (ii) increase in power generation capacity in the locality, (iii) the average tariff of power plants of similar types and capacity, (iv) quality of transmission systems to the local power grids, (v) facilities and technology at the power plant and (vi) ability to retain existing debt financing for the plant or obtain new financing. However, much of the information we rely on in preparing these analyses is provided by the sellers of the plants. With the rapid development of the Central American hydropower and wind industry in recent years, there is some increased risk of plants being built based on inaccurate or incomplete technical data. As a result, the assumptions we use to perform our internal investment analyses and feasibility studies may not be accurate or complete. If any one of our observations or assumptions, or a combination thereof, proves to be inaccurate, then our estimated returns on investments, operational results and our overall growth may be materially adversely affected.

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

Operating hydropower plants involves many risks and hazards which may be beyond our control and could cause significant business interruptions, personal injuries and property or environmental damage, and could increase power generating costs at affected hydropower or wind plants for an unknown duration. These risks include but are not limited to:

●	failure of power transmission systems;

●	unexpected maintenance or technical problems;

●	human error;

●	failure of our mechanical, software or monitoring systems; and

●	industrial accidents.

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

Risks which may be incurred through acquisitions include, but are not limited to:

●	potential construction or engineering problems which may expose us to severe economic loss or legal liabilities and require substantial expenditure from us to remediate;

●	unforeseen or hidden liabilities, including exposure to legal proceedings, associated with newly acquired companies;

●	failure to generate sufficient revenues to offset the costs and expenses of acquisitions;

●
potential impairment losses and amortization expenses relating to goodwill and intangible assets arising from any of such acquisitions, which may materially reduce our net income or result in a net loss; and

●	possible contravention of Central American regulations applicable to such acquisitions.

We are subject to any one of the risks at the plants we have acquired and additional plants we may acquire.  Any one or a combination of the above risks could interrupt our existing business and materially adversely affect our results of operations.

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

We hope to expand our business and operations. The success of our growth strategy will depend in part upon our ability to manage our growth, including, for example, our ability to assimilate management of acquired plants into our own management structure, to hire, train, supervise and manage new employees, to establish and maintain adequate financial control and reporting systems and other systems and processes, and to manage a rapidly growing and much larger operation. We cannot assure you that we will be able to:

●	expand our systems and processes effectively or efficiently or in a timely manner;

●	allocate our human resources optimally or reduce headcount without experiencing community protest, strike or other social unrest;

●	identify and hire qualified employees or retain valued employees;

●	incorporate effectively hydropower projects in various stages of development that we may acquire;

●	maintain good relationships with power grid companies; or

●	centralize and improve the efficiency of the management and operations of the power plants acquired.

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

National, provincial and local governments in Central America support the expansion of renewable energies, which eases the approval process for facility acquisition, construction and financing. Under the Central America Renewable Energy Law, Catalogue for the Guidance of Foreign Investment Industries, the Eleventh Five-year Plan of the Development of Renewable Energy Resources and other relevant laws, expansion of both large- and small-scale hydropower and wind production is one of the priorities for the development of the nation’s power supply, and foreign investment in the sector is encouraged through Honduran laws such as the Law for Investment Protection and Promotion, the Law for the Promotion of Public-Private Alliances in February 2011 and the denomination of all Purchase Power Agreement in US Dollars. We expect that our plants in Honduras will enjoy several types of government support, including provision of bank loans, sometimes at lower interest rates than those borne by other private companies, policy support for local grids to purchase all the power we generate and lower levels of VAT levied on small hydropower production in some provinces where we have operations. If for any reason, such as development of new energy production technologies or migration to other renewable energy sources, Central America removes such policy support, our financial condition and results of operations may be materially and adversely affected.

Competition in the Central American power industry may increase, and our results of operations and growth prospects may be materially and adversely affected if we are unable to compete effectively.

We will compete in the Central American domestic market with other Central America power generation companies. These power companies and a number of other power producers have substantially greater financial, infrastructure or other resources than we do. We may also face competition from new entrants to the hydropower and wind industry having business objectives similar to ours, including venture capital and private equity funds, leveraged buyout funds, and other operating businesses that may offer more advanced technological capabilities or that have greater financial resources. The ability of our competitors to access resources that we cannot access may prevent us from acquiring additional hydropower projects in strategic locations or from increasing our generating capacity. There is also increasing competition among operating power plants for increases in dispatched output, higher on-grid tariffs and land use rights. If we are unable to compete successfully, our growth opportunities to increase generating capacity may be limited and our revenue and profitability may be adversely affected. In recent years, the ongoing reform of the Central American power industry has included experimental programs to set on-grid tariffs through competitive bidding among thermal power plants. The tariffs determined by competitive bidding may be lower than the pre-approved tariffs for planned output. In the future, competitive bidding may extend to hydroelectric power plants and further increase price competition among domestic power generation companies. We cannot assure you that increased competition in the future will not have a material adverse effect on our results of operations and growth prospects.

Our business depends on the competitiveness of hydroelectric and wind power generation in relation to other forms of electric power generation. Fewer hydropower and wind plants may be built and less electricity from hydropower or wind sources may be sold if fossil fuel prices decline significantly or if other renewable energy sources become less expensive than hydropower or wind, either of which could have a material adverse effect on our results of operations, financial condition and growth prospects.

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

Planning, construction, acquisition and operation of our hydropower and wind plants require us to obtain and maintain a significant number of permits and approvals from Central American government agencies, some of which we have not obtained or were not transferred to us upon project acquisition. Failure to obtain these permits and approvals could result in significant fines and our loss of the right to develop or operate those assets, which would materially and adversely affect our future growth plans and results of operations.

The planning, construction, acquisition and operation of small hydropower and wind plants in Central America requires permits and approvals to be obtained and maintained under different regulatory schemes administered by a wide range of Central American government agencies. See “Regulation.” The development rights we have obtained or may obtain are, in most cases, for projects that have not yet received planning and other permits. A new permit system was established in 2005, which requires all existing and new power generating, dispatching and supplying companies to obtain permits from the State Electricity Regulatory Commission. The State Electricity Regulatory Commission has been in the process of implementing the new permit system. The State Electricity Regulatory Commission has issued over 6,170 power generating permits. We have submitted applications for power generation permits for our plant being constructed, but have not yet received the permits. The granting of a power generation permit for a new power generation project is a time-consuming and complicated process. We believe we have applied for the grant, of all permits and approvals required to develop and operate our hydropower plants. However, our applications with respect to one or more projects may be rejected and we may be fined for failure to timely obtain permits and approvals for any of those projects. Failure to obtain missing permits and approvals may in certain cases result in significant fines or the government authorities requiring us to cease operation of our hydropower plants, or unwind the acquisition of the project, any of which would materially and adversely affect our future growth plans and results of operations. Failure to obtain permits and approvals for our development projects may result in our inability to complete and operate the projects, or our being subject to penalties and fines upon completion of the projects, either of which could materially and adversely affect our future growth and results of operations.

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

All of our power plants in Central America will be subject to extensive regulation by the Central American governmental authorities, including central governmental authorities such as the Ministry of Commerce, the State Administration for Industry and Commerce, the National Development and Reform Commission, the State Electricity Regulatory Commission, the State Administration of Taxation, the Ministry of Environmental Protection, the Ministry of Communications and Transportation, the Ministry of Water Resources, the Ministry of Land and Resources and the Ministry of Housing and Urban-Rural Development, as well as their provincial and local counterparts. Government regulations will address virtually all aspects of our operations, including, among others, the following:

●	planning and construction of our plants in Honduras and new power plants;

●	the granting of power generation, dispatch and supply permits;

●	the amount and timing of power generation;

●	the setting of on-grid tariffs paid to power producers and power tariffs paid by consumers of electricity;

●	power grid control and power dispatch, including the setting of preferential policies for the dispatch of renewable energy generated power;

●	allocation of water resources and control of water flows;

●	environmental protection and safety standards;

●	acquisitions by foreign investors; and

●	taxes, in particular Enterprise Income Tax and Value Added Tax.

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

We have not obtained formal title certificates in respect of the land that we use at any of the plants in Honduras. We are in the process of completing the legal procedures for obtaining the relevant title certificates for the parcels of land and buildings involved and registering them in the name of our operating companies. However, we may not be able to obtain all of the formal title certificates. Our rights as owner or occupier of these properties and buildings may be adversely affected as a result of the absence of formal title certificates and we may be subject to lawsuits or other actions taken against us and may lose the right to continue to operate on these properties.

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

Our operating businesses will be based in Central America and all of our power sales are expected to be made in Central America. As such, our business, financial condition, results of operations and prospects will be affected significantly by economic, political and legal developments in Central America. Central America economy differs from the economies of most developed countries in many aspects, including:

●	the level of government involvement;

●	the level of development;

●	the growth rate;

●	the level and control of capital investment;

●	the control of foreign exchange; and

●	the allocation of resources.

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

We intend to grow our business both internally and through acquisitions.  Any such growth, if it occurs, will increase the demands on our company’s management, operating systems and internal controls.  Our existing management resources and operational, financial, human and management information systems and controls may be inadequate to support existing or expanded operations.  We currently have limited business operations and have no history of managing growth.  We may be unable to manage growth successfully.  If our company grows but is unable to successfully manage such growth, its business will suffer and its capacity for future growth will be significantly impaired.  Because of these factors, we may be unable to predict with any degree of accuracy our future ability to grow or rate of growth.

 If we are successful in identifying and closing acquisitions, our company faces additional risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, technologies, personnel and services or products of the acquired companies, difficulties of operating new businesses and retaining their customers, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company.  We have no history or experience in successfully integrating acquired businesses and may be unable to successfully manage these risks.  We may have difficulty retaining employees.  In addition, any acquisitions by our company may involve certain other risks, including the assumption of additional liabilities and potentially dilutive issuances of convertible debt or equity securities.

Failure to attract, train and retain skilled managers and other personnel could increase costs or limit growth.

We believe that our company’s future success will depend in large part upon its ability to attract, train and retain additional highly skilled executive-level management and creative, technical, financial and marketing personnel.  Competition for such personnel is intense, and no assurance can be given that we will be successful in attracting, training and retaining such personnel.  Our need for executive-level management will increase if our company grows.  Most of our employees have recently joined our company.  If we fail to attract, train and retain key personnel, our business, operating results and financial condition will be materially and adversely affected.

Investors may incur dilution.

We may issue additional shares of our equity securities to raise additional cash to fund acquisitions or for working capital.  If we issue additional shares of our capital stock, shareholders will experience dilution in their respective percentage ownership in our company, which depending on the financial terms of any such issuances could be substantial.

There is no intention to pay dividends at the present time.

We have never paid dividends or made other cash distributions on the common stock, and do not expect to declare or pay any dividends in the foreseeable future.  We intend to retain future earnings, if any, for working capital and to finance current operations and expansion of our business.

We have no independent audit committee nor do we have an audit committee financial expert at this time. Our full board of directors functions as our audit committee and is composed of two directors neither of whom is considered independent. This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of two directors who are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. An independent audit committee plays a crucial role in the corporate governance process, assessing our company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

Our board of directors, which consists of two directors, acts as our compensation committee, which presents the risk that compensation and benefits paid to them may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our two directors act as the compensation committee and determine their own compensation and benefits, administer our employee stock and benefit plans, and review policies relating to the compensation and benefits of our employees. Although all board members have fiduciary obligations in connection with compensation matters, our lack of an independent compensation committee presents the risk that our executive officers on the board have influence over their personal compensation and benefits levels that may not be commensurate with our financial performance.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.  PROPERTIES.

The Company is currently in a month to month lease with Tower Executive Suites, Inc. for an 150 square feet of executive office suite in Katy, Texas for a rental payment of $146 per month during the term.

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

Fiscal Year 2011	High Bid	Low Bid
Fourth Quarter: 5/1/11 to 7/31/11	$0.0062	$0.0036
Third Quarter: 2/1/11 to 4/30/11	$0.009	$0.006
Second Quarter: 11/1/10 to 1/31/11	$0.01	$0.006
First Quarter: 8/1/10 to 10/31/10	$0.0115	$0.003

Fiscal Year 2010	High Bid	Low Bid
Fourth Quarter: 5/1/10 to 7/31/10	$0.90	$0.01
Third Quarter: 2/1/10 to 4/30/10	$0.90	$0.60
Second Quarter: 11/1/09 to 1/31/10	N/A	N/A
First Quarter: 8/1/09 to 10/31/09	N/A	N/A

Holders

On October 13, 2011, we had approximately 68 shareholders of record of our common stock.

Dividends

As of October 13, 2011, we had not paid any dividends on shares of our common stock and we do not expect to declare any or pay any dividends on shares of our common stock in the foreseeable future.  We intend to retain earnings, if any, to finance the development and expansion of our business.  Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

On June 4, 2010, we issued 13,500,000 shares of common stock pursuant to an acquisition agreement for the Chiligatoro Hydro-Electric Project dated May 27, 2010.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The offering and sale of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

On October 14, 2010, we issued 2,000,000 shares of common stock pursuant to legal services performed.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

On December 6, 2010, we issued 16,000,000 shares of common stock pursuant to a consultant agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the  consultant had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering

On December 6, 2010, we issued 1,750,000 shares of common stock to various employees as a sign on bonus.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, these employees had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering

On December 16, 2010, we issued 30,000,000 shares of common stock to our Chief Financial Officer pursuant to an employment agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the employee had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering

On December 16, 2010, we issued 18,707,202 shares of common stock pursuant to an Investment Agreement dated December 2, 2010.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

On January 11, 2011, we issued 10,000,000 shares of our Class A Convertible Preferred stock to our Chief Executive Officer pursuant to an employment agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the employee had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

On February 3, 2011 we issued one convertible promissory notes in the principal amount of $53,000 that bear interest at a rate of 8% per annum and converts to common stock at a variable conversion price of 58% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days before conversion.  On August 8, 2011, we amended the conversion price to 31% of the market price.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On March 29, 2011 we issued one convertible promissory notes in the principal amount of $27,500 that bear interest at a rate of 8% per annum at a variable conversion price of 58% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days before conversion.  On September 27, 2011, we amended the conversion price to 31% of the market price.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On May 12, 2011, we issued 2,000,000 shares of common stock pursuant to a non circumvent and finder’s fee agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

On June 6, 2011, we issued 25,000,000 shares of common stock pursuant to an addendum to a consulting agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the  consultant had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

On June 6, 2011 we issued one convertible promissory notes in the principal amount of $36,000  that bear interest at a rate of 5% per annum and converts to common stock at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days before conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On June 22, 2011 we issued one convertible promissory notes in the principal amount of $32,500 that bear interest at a rate of 8% per annum at a variable conversion price of 55% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days before conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On July 31, 2011, we issued 7,000,000 shares of common stock to our Chief Executive Officer as a year-end bonus.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the employee had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering

On July 31, 2011, we issued 7,000,000 shares of common stock to our Chief Financial Officer as a year-end bonus.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the employee had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering

On August 6, 2011 we issued one convertible promissory notes in the principal amount of $18,000  that bear interest at a rate of 5% per annum and converts to common stock at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days before conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On August 8, 2011, we issued 7,058,824 shares of common stock pursuant to a convertible promissory note dated February 3, 2011.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the consultant had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

On August 9, 2011 we issued one convertible promissory notes in the principal amount of $27,500 that bear interest at a rate of 8% per annum at a variable conversion price of 55% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days before conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On August 28, 2011, we issued 20,000,000 shares of common stock pursuant to a consulting agreement.  The issuance of stock was exempt from registration under Section 4 (2). No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the consultant had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

On August 28, 2011, we issued 40,000,000 shares of common stock to our Chief Financial Officer pursuant to an amendment to his employment agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the employee had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering

On August 28, 2011, we issued 5,000,000 shares of our Class A Convertible Preferred stock to our Chief Financial Officer pursuant to an amendment to his employment agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the employee had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering

On September 1, 2011 we issued two convertible promissory notes in the principal amount of $100,000 that bear interest at a rate of 10% per annum and convert at a conversion price of $.0004 per share in exchange for promissory notes issued in the aggregate principal amount of $100,000. . We exchanged our securities with existing stockholders and no remuneration or commission was paid in reliance on under Section 3 (a)(9) of the Securities Act.

On September 1, 2011, we issued 132,000,000 shares of common stock pursuant to the conversion of a convertible promissory note.  We exchanged our securities with existing stockholders and no remuneration or commission was paid in reliance on  under Section 3 (a)(9) of the Securities Act.

On September 2, 2011, we issued 20,000,000 shares of common stock pursuant to an addendum to a convertible promissory note dated February 3, 2011.  The issuance of stock was exempt from registration under Section 3 (a)(9) of the Securities Act.  No underwriter was involved in the offer of sale of the shares.

On September 12, 2011, we issued 12,000,000 shares of common stock pursuant to an addendum to a convertible promissory note dated February 3, 2011.  The issuance of stock was exempt from registration under Section 3 (a)(9) of the Securities Act.  No underwriter was involved in the offer of sale of the shares

On September 16, 2011, we issued 20,000,000 shares of common stock pursuant to an addendum to a convertible promissory note dated February 3, 2011.  The issuance of stock was exempt from registration under Section 3 (a)(9) of the Securities Act.  No underwriter was involved in the offer of sale of the shares.

On September 27, 2011 we issued one convertible promissory notes in the principal amount of $35,000 that bear interest at a rate of 8% per annum at a variable conversion price of 51% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days before conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On October 10, 2011, we issued 15,000,000 shares of common stock pursuant to an addendum to a convertible promissory note dated February 3, 2011.  The issuance of stock was exempt from registration under Section 3 (a)(9) of the Securities Act.  No underwriter was involved in the offer of sale of the shares.

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

Business Overview

We have only recently begun operations and to date have relied upon the sale of our securities to fund our limited operations.

Minerco Resources, Inc. was incorporated as a Nevada company on June 21, 2007 and our only subsidiary is Minerco Honduras S.A. We were engaged in the acquisition of interests and leases in oil and natural gas properties from our inception in June 2007 through May 27, 2010. In May  2010 we changed the focus of our business to the development, production and provision of clean, renewable energy solutions in Central America.

We currently have an interest in two Hydro-Electric Projects and one Wind project in various parts of Honduras.  Both of our Hydro-Electric projects are classified as as run-of-the-river projects (not conventional retention dams).  Our Chiligatoro Hydro-Electric Project is  in the permitting stage of development and our Iscan Hydro-Electric Project is currently in the feasibility stage of development.. To date, we have not completed construction of any of the projects and therefore we have not received any revenue from any of the projects.  There can be no assurance given that these projects will be completed in a timely manner, if at all.   We will require additional funds to complete these projects, estimated at $200,000 in the aggregate.  Additionally, even if we complete construction of the projects, there is no guarantee that they will be successfully used to create electricity or that will generate a consistent revenue stream for us.  The feasibility stage of development is the stage of development where the preliminary permits are obtained, measurement of the water flow for hydro-electric projects or wind and weather patterns for wind projects are observed, and final project size are determined.

We have not generated any revenue since inception and during the twelve months ended July 31, 2011, we had an accumulated deficit of $1,315,972, a stockholder’s deficit of $50,412 and a net loss of $1,079,916. There is substantial doubt regarding our ability to continue as a going concern.  Our operations are dependent upon our ability to obtain necessary financing and our ability to limit our negative cash flow and/or attain profitable operations.   As such, the report of our independent certified auditor for the year ended July 31, 2011 is qualified subject to substantial doubt as to our ability to continue as a going concern.

On March 30, 2010, we effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  All share amounts throughout this Annual Report have been retroactively adjusted for all periods to reflect this stock split.

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

According to a publication of the Honduras National Commission of Energy in 2011, Honduras has over 100 approved, renewable energy projects. The project locations and government issued rights have been assigned and transferred to these entrepreneurs, but almost 90% of the projects are not developed and will not be built anytime soon. The country and many of its entrepreneurs lack the money to even complete Feasibility Studies on these projects. They lack equity or collateral to obtain standard bank loans and lack the relationships to further their projects alone.

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

Valuation of Intangible Assets

As our business acquires the rights to other Hydro-Electric Projects that will result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of July 31, 2011, our intangible assets, net of accumulated amortization, were $715,500. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish their recorded values, except when neither the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions which require significant judgment. For example, the income approach generally requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.

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

Principles of Consolidation

Our Company consolidates all entities that we control by ownership of a majority voting interest. Currently, we have one subsidiary, Minerco Honduras S.A. which we own 100% interest.

Uncertainties

We are a development stage company that has only recently begun operations. We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. To finance our operations, we have completed several rounds of financing and raised $454,449 through private placements of our common stock and debt financing.

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

We anticipate that we will require additional financing in order to complete our acquisition and development activities. We currently do not have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to so. Accordingly, there is uncertainty about our ability to continue to operate.

Results of Operations

Our results of operations are presented below:

	Year Ended July 31, 2011	Year Ended July 31, 2010	Period from June 21, 2007 (Date of Inception) to July 31, 2011
Loan Recovery	$-	$(13,000)	$(13,000)
Impairment of Note Receivable	-	2,700	32,700
General and Administrative Expenses	972,000	88,609	1,142,856
Chiligatoro Operating Expenses	15,500	45,500	61,000
Interest Expense	3,476	-	3,476
Accretion of discount on convertible debt	61,659		61,659
Loss on derivative liability	42,216		42,216
Gain on Settlement of debt	(14,935)		(14,935)
Net Loss	$1,079,916	$123,809	$1,315,972
Net Loss per Share –Basic and Diluted	$(0.00)	$(0.00)	N/A
Weighted Average Shares Outstanding	392, 983,317	333,653,219	N/A

Results of Operations for the Twelve Months Ended July 31, 2011 compared to the Twelve Months Ended July 31, 2010

During the twelve months ended July 31, 2011 we incurred a net loss of $1,079,916, compared to a net loss of $123,809 during the same period in fiscal 2010. Our net loss per share did not change during these periods. The increase in our net loss during the twelve months ended July 31, 2011 was primarily due to increased General and Administrative Expense and operating costs relating to operating expenses for the Chiligatoro Hydro-Electric Project, increase in compensation expense due to the hiring of 4 employees, increase in consulting expense and professional fees.

Our total operating expenses for the twelve months ended July 31, 2011 were $987,500, compared to operating expenses of $134,109 during the same period in fiscal 2010. Our total operating expenses during the twelve months ended July 31, 2011 consisted of $315,834 in compensation expense, $176,765 in stock compensation expense, $261,600 in consulting fees, $77,863 in professional fees, $139,938 in general and administrative expenses and $15,500 for Chiligatoro Operating Costs, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to July 31, 2011

From our inception on June 21, 2007 to July 31, 2011 we did not generate any revenues and we incurred a net loss of $1,315,972. We may not generate significant revenues from our interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project or Sayab Wind Project or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to July 31, 2011 were $1,203,856, consisting of compensation expense of $359,259, $176,765 in stock compensation expense, $261,600 in consulting expense, $119,083 in professional fees, general and administrative expenses equal to $226,149 and Chiligatoro Operating costs of $61,000. We have not incurred any foreign exchange losses, management fees, rent expenses or other operating expenses since our inception.

 Our general and administrative expenses consist of transfer agent fees, and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to July 31, 2011 we also received $13,000 in the form of proceeds from loan recovery and incurred $32,700 in expenses related to the impairment of a note receivable.

Liquidity and Capital Resources

As of July 31, 2011 we had $150 in cash, $1,816 in prepaids, and $717,466 in total assets, $767,878 in total liabilities and a working capital deficit of $765,912. Our accumulated deficit from our inception on June 21, 2007 to July 31, 2011 was $1,315,972 and was funded primarily through equity and debt financing.

We are dependent on funds raised through our equity and debt financing, and since our inception on June 21, 2007, we have raised gross proceeds of $90,514 in cash from the sale of our common stock, $349,000 in proceeds from loans, and $49,423 from advances from related parties.

From our inception on June 21, 2007 to July 31, 2011 we spent net cash of $479,969 on operating activities. During the twelve months ended July 31, 2011 we spent net cash of $304,254 on operating activities, compared to net cash spending of $113,725 on operating activities during the same period in fiscal 2010. The increase in expenditures on operating activities for the twelve months ended July 31, 2011 was primarily due to an increase operating expenses due the operations of the Chiligatoro project and the hiring of employees.

From our inception on June 21, 2007 to July 31, 2011 we spent net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We did not spend net cash on investing activities during the twelve months ended July 31, 2011.  We did not spend net cash on investing activities during the same period in fiscal 2010.

From our inception on June 21, 2007 to July 31, 2011 we received net cash of $490,119 from financing activities, of which $90,514 were proceeds from the issuance of our common stock and $349,000 were proceeds from loans and $49,423 from advances from related parties. During the twelve months ended July 31, 2011 we did receive $283,488 net cash from financing activities, compared to net cash received of $116,117 during the same period in fiscal 2010. The increase in receipts from financing activities for the twelve months ended July 31, 2011 was primarily due to an increase in proceeds from loans.

During the twelve months ended July 31, 2011 our monthly cash requirements to fund our operating activities was approximately $22,037. Our cash of $150 as of July 31, 2011 is sufficient to cover our current monthly burn rate for less than one month.

We estimate our planned expenses for the next 24 months (beginning October 2011) to be approximately $13,801,000, as summarized in the table below.

Description	Potential completion date	Estimated Expenses ($)
Complete Feasibility & Environmental Studies	6 months	1,000,000
Project Permitting	6 months	85,000
Lease/Land Purchase	6 months	500,000
Final Construction Design	6 months	150,000
Engineering & Construction Consultants	6 months	200,000
Mobilization of Equipment	6 months	200,000
Stage 1 Construction	12 months	2,600,000
Stage 2 Construction	18 months	2,800,000
Stage 3 Construction	24 months	3,700,000
Professional Fees (legal and accounting)	12 months	100,000
Project Supervision	12 months	150,000
Project Socialization	12 months	75,000
General and administrative expenses	12 months	1,150,000
Contingencies (10%)	24 months	1,091,000
Total		13,801,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $13,800,850 (a total of $13,801,000 less our approximately $150 in cash as of July 31, 2011) to proceed with our business plan over the next 24 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Although we acquired a 100% interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project and Sayab Wind Project, there is no assurance that we will receive any revenues from this interest. Meanwhile, even if we purchase other non-operated interests in hydro-electric projects or wind projects or begin construction activities on any properties we may acquire, this does not guarantee that these projects or properties will be commercially exploitable.

Our activities will be directed by V. Scott Vanis, our President, Chief Executive Officer and a member of the Board of Directors and Sam J Messina III, our Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors, who will also manage our operations and supervise our other planned acquisition activities.

Future Financings

Our financial statements for the year ended July 31, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project or Sayab Wind Project, or from any of the hydro-electric projects in which we acquire an interest. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.  In addition, we require funds to meet our current operating needs and to repay certain demand note obligations and other convertible debt obligations that will mature shortly.

Of the $13,801,000 we require for the next 24 months, we had approximately $150 in cash as of July 31, 2011. We intend to raise the balance of our cash requirements for the next 24 months (approximately $13,800,850) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.  Although we have an equity line with Centurion Private Equity, LLC , we have been unable to derive any financing from the equity line due to our inability to meet the volume conditions necessary to initiate a put under such equity line.  There can be no assurance that we will ever meet such conditions or therefore ever be able to utilize the equity line.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our acquisition and construction activities and our general and administrative expenses so as not to exceed the amount of capital resources that are available to us. Specifically, we anticipate that we will defer construction and certain acquisitions pending the receipt of additional financing. Still, if we do not secure additional financing our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations and for the next 12 months, even if we do decide to scale back our operations.

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as   of October 13, 2011:

Bridge Notes Payable

Name	Amount	Date of Issuance	Maturity Date	Features

Convertible Promissory Note	$53,000	2/3/11	11/7/11	8% interest rate converts at a variable conversion price of 31% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$27,500	3/29/11	12/9/11	8% interest rate converts at a variable conversion price of 31% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$36,000	6/6/11	12/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$32,500	6/22/11	3/26/12	8% interest rate converts at a variable conversion price of 55% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$18,000	8/6/11	2/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$27,500	8/9/11	5/11/12	8% interest rate converts at a variable conversion price of 55% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$100,000	9/1/11	Any Time
10% interest rate
converts at $.0004 per share unless an event of default and then converts at the lower of par value and half the average bid over the five trading days prior to conversion but in no case less than a 51% interest in the Company

Convertible Promissory Note	$100,000	9/1/11	Any Time
10% interest rate
converts at $.0004 per share unless an event of default and then converts at the lower of par value and half the average bid over the five trading days prior to conversion but in no case less than a 51% interest in the Company

Convertible Promissory Note	$35,000	9/27/11	6/29/12	8% interest rate converts at a variable conversion price of 51% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days

Outstanding Notes

As of October 13, 2011 our obligation sunder outstanding notes totaled an aggregate principal amount of $429,500.  Of such amount $200,000 is due on demand and $53,000 is due November 2011.  We currently do not have sufficient funds to pay any of the notes.

On October 12, 2010, we issued a promissory note to an unrelated third party in the amount of $200,000 in consideration for monies loaned to our company.  The promissory note is non-interest bearing and due on demand.   We currently do not have the funds necessary to repay this debt if a demand were to be made. The promissory note was subsequently sold to two unrelated parties, each acquiring $100,000 of the principal amount owed under the  promissory note. On September 1, 2011, we entered into two agreements, each of which provide for the exchange of the principal amount of $100,000 of the promissory notes  for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000.  Each Convertible Note plus accrued interest of 10% may be converted into shares of common stock of the Company at any time before the maturity date by the Convertible Note holder at a conversion price of $0.0004 per share at the time of conversion. In the event of a default by the Company, each Convertible Note plus accrued interest may be converted into shares of common stock of the Company at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date,  but in no case for an amount less than a 51% interest in the Company. The Company is obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k).

On each of February 3, 2011, March 29, 2011, June 22, 2011, August 9, 2011 and September 27, 2011 we entered into a Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises for $53,000, $27,500, $32,500, $27,500 and $35,000 respectively.  The convertible notes carries an 8% rate of interest and the February and March  is convertible into common stock at a variable conversion price of 31% of the market price and the June  and August Notes are convertible into common stock at a variable conversion price of 55% of the market price and the the September Note is convertible into common stock at a variable conversion price of 51% of which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The promissory note issued in February is due on November 7, 2011, the promissory note issued in March is due December 29, 2011,.the promissory note issued on June 22, 2011 is due on March 26, 2012, the promissory note issued on August 9, 2011 is due on May 11, 2012 and the promissory note issued on September 27, 2011 is due on June 29, 2012.

On September 1, 2011, we entered into two agreements, each of which provide for the exchange of the promissory note dated October 12, 2010 in the principal amount of $100,000 for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000.  Each Convertible Note plus accrued interest of 10% may be converted into shares of our common stock at any time before the maturity date by the Convertible Note holder at a conversion price of $0.0004 per share at the time of conversion. In the event of a default by us each Convertible Note plus accrued interest may be converted into shares of our common stock at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date,  but in no case for an amount less than a 51% interest in us. We are obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k).

On June 6, 2011 and August 6, 2011, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $36,000 and $18,000, respectively.  The convertible notes carry an 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the average of the lowest day during the preceding 5 days before conversion.  The June Convertible Promissory Note is due on December 6, 2011 and the August Convertible Promissory Note is due on February 6, 2012.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next 12 months.

Acquisition of Plants and Equipment and Other Assets

Apart from our interest in the Chiligatoro Hydro-Electric Project, the Iscan Hydro-Electric Project and Sayab Wind Project, we do not anticipate selling or acquiring any material properties, plants or equipment during the next 12 months unless we are successful in obtaining additional financing.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Minerco Resources, Inc.
(A Development Stage Company)
Katy, Texas

We have audited the accompanying consolidated balance sheets of Minerco Resources, Inc. ( the “Company”), as of July 31, 2011 and 2010 and the related consolidated statement of expenses, stockholders’ equity (deficit), and cash flows for the year ended July 31, 2011 and July 31, 2010, and the period from June 21, 2007 (inception) to July 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of July 31, 2011 and 2010 and the results of its operations, its cash flows for year ended July 31, 2011, and July 31, 2010, and the period from June 21, 2007 (inception) to July 31, 2011 in conformity with accounting principles generally accepted in the United States.

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

/s/ MALONE & BAILEY LLP
www.malonebailey.com
Houston, Texas

October 13, 2011

Minerco Resources, Inc.
(An Development Stage Company)
Consolidated Balance Sheets

	July 31, 2011	July 31, 2010

ASSETS
Current Assets
Cash	$150	$20,916
Prepaid rent	1,816	-
Total Current Assets	1,966	20,916
Intangible asset - Chiligatoro rights	715,500	715,500

Total Assets	$717,466	$736,416

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$66,316	$7,841
Accounts payable – related party	214,199	22,500
Advance from related party	34,488	14,935
Convertible notes payable	200,000	100,000
Derivative liability	191,216	-
Debenture (Convertible) payable (net of discount of $87,341)	61,659	-
Total Liabilities	767,878	145,276

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 1,175,000,000 shares authorized, 453,802,202 and 345,045,000 at July 31, 2011 and 2010, respectively. Outstanding	453,802	345,045

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 and none at July 31, 2011 and 2010, respectively. Outstanding	10,000	-

Additional paid-in capital	801,758	482,151

Deficit accumulated during the exploration stage	(1,315,972)	(236,056)

Total Stockholders’ Equity (Deficit)	(50,412)	591,140

Total Liabilities and Stockholders’ Equity (Deficit)	$717,466	$736,416

The accompanying notes are an integral part of these audited consolidated financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

	Year Ended July 31, 2011	Year Ended July 31, 2010	Period from June 21, 2007 (Date of Inception) to July 31, 2011

General and Administrative	$972,000	$88,609	$1,142,856
Chiligatoro Operating Costs	15,500	45,500	61,000
Total Operating Expenses	987,500	134,109	1,203,856

Other Expenses:
Impairment of Note Receivable	–	2,700	32,700
Loan Recovery	–	(13,000)	(13,000)

Interest Expense	3,476		3,476

Gain on settlement of debt	(14,935)		(14,935)
Accretion of discount on convertible debt	61,659	-	42,216
Loss on derivative liability	42,216	-	61,659
Total Other Expenses	92,416	(10,300)	112,116
Net Loss	$(1,079,916)	$(123,809)	$(1,315,972)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00

Weighted Average Common Shares Outstanding	392,983,317	333,653,219

The accompanying notes are an integral part of these audited consolidated financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended July 31, 2011	Year Ended July 31, 2010	Period from June 21, 2007 (Date of Inception) To July 31, 2011

Cash Flows from Operating Activities

Net loss for the period	$(1,079,916)	$(123,809)	$(1,315,972)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain/loss on settlement of debt	(14,935)	-	(14,935)
Loss on derivative	42,216	-	42,216
Accretion of discount	61,659	-	61,659
Sharebased compensation	176,764	-	176,764
Shares issued for services – Third Party	261,600	-	261,600
Impairment of notes receivable	-	-	30,000
Changes in Assets and Liabilities
Prepaid expense	(1,816)	-	(1,816)
Accounts payable and accrued liabilities	58,475	(12,416)	66,316
Accounts payable-related party	191,699	22,500	214.199
Net Cash Used in Operating Activities	(304,254)	(113,725)	(479,969)
Cash Flows from Investing Activities
Loan to third party	-0	-	(10,000)
Net Cash Used in Investing Activities	-	-	(10,000)
Cash Flows from Financing Activities
Capital Contribution	-	1,182	1,182
Proceeds from issuance of common stock	-	-	90,514
Proceeds from loan	249,000	100,000	349,000
Proceeds from related party debt	34,488	14,935	49,423

Net Cash Provided by Financing Activities	283,488	116,117	490,119

Net change in cash	(20,766)	2,392	150

Cash, Beginning of Period	20,916	18,524	–
Cash, End of Period	$150	$20,916	$150

Supplemental disclosures of cash flow information

Cash paid for interest	–	–	–
Cash paid for income taxes	–	–	–

Non cash investing and financing activities:
Common stock issued for Chiligatoro rights	$-	$715,500	$715,500
Common stock issued for note receivable	$–	$-	$20,000
Debt Discount	$149,000	-	149,000

The accompanying notes are an integral part of these audited consolidated financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock, $0.001 par value		Preferred Stock, $0.01 Par value		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, June 21, 2007 (Inception)	-	$-			$-	$-	$-

Balance, July 31, 2007	-	-			-	-	-

Common Stock issued for cash at $0.012 (forward split adjusted) per share on August 1, 2007	150,000,000	150,000			(100,000)		50,000

Common Stock issued for cash at $0.012 (forward split adjusted) per share on September 21, 2007	106,545,000	106,545			(71,031)		35,514

Net loss	-	-			-	(33,989)	(33,989)

Balance - July 31, 2008	256,545,000	256,545			(171,031)	(33,989)	51,525

Common Stock issued in exchange for cash and note receivable at $0.012 (forward split adjusted) per share on August 12, 2008	75,000,000	75,000			(50,000)	-	25,000

Net Loss	-	-			-	(78,258)	(78,258)

Balance - July 31, 2009	331,545,000	331,545			(221,031)	(112,247)	(1,733)

Contributed Capital					1,182		1,182
Shares issued for Rights, ROTA (Chiligatoro)	13,500,000	13,500			702,000		715,500

Net Loss	-	-			-	(123,809)	(123,809)

Balance - July 31, 2010	345,045,000	345,045			482,151	(236,056)	591,140

Common Stock issued for Centurion Equity Line of Credit legal services	2,000,0000	2,000			(2,000)		-

Common Stock issued for Centurion Equity line of Credit Commitment Fees	18,007,202	18,007			(18,007)		-

Common Stock issued for Consulting Services	16,000,000	16,000			120,000		136,000

Common Stock issued as Sign on Bonus	1,750,000	1,750			13,125		14,875

Common Stock issued per CFO employment agreement	30,000,000	30,000			1,840		31,840

Common Stock issued per CEO employment agreement			10,000,000	10,000	69,649		79,649

Common Stock issued per non-circumvent agreement	2,000,000	2,000			8,600		10,600

Common Stock issued per consulting agreement	25,000,000	25,000			90,000		115,000

Common Stock issued as year-end bonus	7,000,000	7,000			18,200		25,200

Common Stock issued as year-end bonus	7,000,000	7,000			18,200		25,200

Net Loss	-	-			-	(1,079,916)	(1,079,916)

Balance - July 31, 2011	453,802,202	$453,802	10,000,000	$10,000	$801,758	$(1,315,972)	$50,412

The accompanying notes are an integral part of these audited consolidated financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2011, the Company has an accumulated deficit and no revenue. The Company is in the business of developing, producing and providing clean, renewable energy solutions in Central America. The Company participates in and invests in development projects with other companies in clean, renewable energy projects. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)
Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The Company does not hold significant variable interests in any variable interest entities. All significant intercompany accounts and transactions have been eliminated.

c)
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

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
2. Summary of Significant Accounting Policies (con’t)

d)	Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)
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

f)
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

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (con’t)

g)
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

h)
Intangible Assets

Acquired intangible assets are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets.

i)
Impairment of Intangible Assets

The Company assesses potential impairments to its intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of an intangible asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Intangible assets with indefinite lives are tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of the intangible assets may be impaired.

j)
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

k)
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

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

l)
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

m)	Reclassifications Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

n)
Recent Accounting Pronouncements

The adoption of recently issued accounting pronouncements are not expected to have a material effect on the Company's future reported financial position or results of operations.

3. Chiligatoro Rights

Chiligatoro Rights, net, at July 31, 2011 consists of:

Common stock issued for purchase of rights	$715,500	715,500
Less accumulated amortization	–	–

Chiligatoro, net	$715,500	715,500

Asset	Level 1	Level 2	Level 3	Total
Chiligatoro Rights	-	-	$715,500	$715,500
Derivative Financial Instruments			$715,500	$715,500

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

3. Chiligatoro Rights (con’t)

On May 27, 2010, the Company entered into an agreement with ROTA INVERSIONES S.DE R.L., a Corporation formed under the laws of Honduras (the “Seller”) for the acquisition of Hydro Electric Project known as “Chiligatoro Hydro-Electric” in Honduras in Central America (the “Project”).  The company will pay the Seller a total of 18,000,000 shares of our common stock for 100% of all right, title and interest in and to the Chiligatoro Project payable as follows: 9,000,000 shares of its common stock within 3 days of closing, 4,500,000 shares of its restricted common stock within 180 days of closing and 4,500,000 shares of restricted common stock upon the Company’s raising of $12,000,000 no later than 24 months after closing.  As of the date of this report, 13,500,000 shares have been issued The Company will pay Seller a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from the Project prior to completion of the payment of the foregoing.  Further, we will pay Seller a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from the Project to after the completion of the payout for the life of the Project, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as, all associated costs related to the development of the Project.  If the Company is unable to obtain the financing requirements of this agreement, Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to the Project shall be transferred back to the Seller.

The acquisition cost of $715,500 for the May 27, 2010 stock grant of 13,500,000 shares of common stock to ROTA INVERSIONES S.DE R.L. pursuant to the acquisition agreement was determined based on the closing price of the Company common stock on the date of the transfer of title, June 4, 2010, for the 13,500,000 shares which have been earned by the Seller to date.  The remaining cost of the 4,500,000 shares of common stock will be capitalized upon obtaining of financing for the project.  The acquisition cost will then be amortized over 30 years which is the life of the Operating contract granted June 28, 2010 by the Honduran National Commission of Energy (“NCE”).  The 30 year operating contract begins when construction of the Chiligatoro Hydro-Electric Project is complete.  The Chiligatoro Project has been approved but has not yet obtained congressionalapproval of its Purchase Power Agreement bid; therefore the official title has not been assigned in La Gazeta, the official publication. When published, Title will be assigned to the buyer, Minerco Resources, Inc.

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

On December 7, 2010, the Company sold the $20,000 promissory note from Plateau Mineral Development LLC and its interest in the PMD-Duke Pipeline to Michael Too, its former CEO and President in exchange for the forgiveness of advances made by him in the amount of $14,935.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

5. Related Party Transactions

On June 25, 2010, the Company paid Indulge International, LLC $7,500 to reserve a conference room for a conference to be held in 2011.  Indulge International, LLC is partially owned by the spouse of the current Chief Executive Officer.  This amount was written off during the year ended July 31, 2010.

On December 7, 2010, the Company sold the $20,000 promissory note from Plateau Mineral Development LLC and its interest in the PMD-Duke Pipeline to Michael Too, its former CEO and President in exchange for the forgiveness of $14,935

As at July 31, 2011, the Company was indebted to the former President of the Company in the amount of $0 ($14,935-July 31, 2010), which was noninterest bearing, unsecured, and due on demand.

As of July 31, 2011, the Company was indebted to the current Chief Executive Officer for $127,674 ($16,000-July 31, 2010) relating to accrued salary and $21,797 ($0-July 31, 2010) for expenses paid on behalf of the company and to the current Chief Financial Officer for  $83,515 ($6,500-July 31, 2010) relating to accrued salary and $15,701 ($0-July 31, 2010) for expenses paid on behalf of the company for a total of $248,687.

6. Preferred Stock

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

On January 11, 2011, the Company issued 10,000,000 shares of its Class A Convertible Preferred stock to its Chief Executive Officer pursuant to an employment agreement.  The compensation expense for the stock grant will be amortized evenly over the 5 year employment agreement based on the closing stock price of the Company’s common stock on the date of the grant.  If  Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, 6,000,000 shares granted to him will be returned.  If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, 4,000,000 shares granted to him will be returned.  If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, 2,000,000 shares granted to him will be returned.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

7. Common Stock

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

On June 4, 2010 the Company issued 13,500,000 common shares at $0.053 per share for the rights to the Chiligatoro Hydro-Electric Project.  (See note 3)

On October 14, 2010, the Company issued 2,000,000 common shares in consideration for legal services performed.  These shares were not expensed since they were incurred prior to raising financing and hence considered as deferred financing costs.

On December 6, 2010, the Company issued 16,000,000 common shares pursuant to a consultant agreement for a total expense of $136,000.

On December 6, 2010, the Company issued 1,750,000 common shares to various employees as a sign on bonus for a total expense of $14,750.

On December 16, 2010, the Company issued 30,000,000 common shares to our Chief Financial Officer pursuant to an employment agreement for a total expense of $255,000 which will be amortized using the straight line method over the 5 year contract.

On December 16, 2010, the Company issued 18,707,202 common shares as a commitment fee pursuant to the Investment Agreement between Centurion Private Equity LLC and the company dated December 2, 2010.  These shares were not expensed since they were incurred prior to raising financing and hence considered as deferred financing costs.

On May 12, 2011, the Company issued 2,000,000 common shares pursuant to a non circumvent and finder’s fee agreement for a total expense of $10,600.

On June 6, 2011, the Company issued 25,000,000 common shares pursuant to an addendum to a consulting agreement for a total expense of $115,000.

On July 31, 2011, the Company issued 7,000,000 common shares to our Chief Executive Officer as a year-end bonus for a total expense of $25,200.

On July 31, 2011, the Company issued 7,000,000 common shares to our Chief Financial Officer as a year-end bonus for a total expense of $25,200.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $1,200,000 which begins expiring in 2028. The Company has adopted ASC 740, “Accounting for Income Taxes ”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	July 31,	July 31,
	2011	2010
Deferred income tax asset
Net operating loss carry forward	$439,542	$29,378
Valuation allowance	(439,542)	(29,378)
Net deferred tax assets	$–	$–

9. Convertible Notes Payable

As of July 31, 2011, the Company was indebted to an unrelated third party for $200,000, for monies loaned to the company.  On October 12, 2010, the Company granted a promissory note to this party in the amount of $200,000 in consideration for monies loaned to the company.  The promissory note is non-interest bearing and due on demand.  On September 1, 2011, the Company entered into two agreements, each of which provide for the exchange of the promissory note dated October 12, 2010 in the principal amount of $100,000 for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000.  Each Convertible Note plus accrued interest of 10% may be converted into shares of common stock of the Company at any time before the maturity date by the Convertible Note holder at a conversion price of $0.0004 per share at the time of conversion. In the event of a default by the Company, each Convertible Note plus accrued interest may be converted into shares of common stock of the Company at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date,  but in no case for an amount less than a 51% interest in the Company. The Company is obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k).

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

10. Convertible note payable and derivative liabilities

On February 3, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $53,000.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 58% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note is due on November 7, 2011.  On August 8, 2011, the Company and Asher Enterprises entered into an amendment whereas the note converts at a variable conversion price of 31% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before the conversion.

On March 29, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $27,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 58% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note is due on December 29, 2011. On September 27, 2011, the Company and Asher Enterprises entered into an amendment whereas the note converts at a variable conversion price of 31% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before the conversion.

On June 6, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $36,000.  The convertible note carries an 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the average of the lowest day during the preceding 5 days before conversion.  The Promissory Note is due on December 6, 2011.

On June 22, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $32,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 55% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note is due on March 26, 2012.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

A summary of changes in Convertible Promissory Notes payable for the period ended July 31, 2011 is as follows:

Beginning balance	$-
Gross proceeds from the notes payable	149,000
Less: debt discount from conversion options	(87,341)
Add: amortization of discount

Total notes payable	$69,659

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

10. Convertible note payable and derivative liabilities (con’t)

Derivative Liability:

The fair values of the three instruments were determined to be $191,216 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $87,341 was recorded as debt discount and $123,318 was recorded as day one loss on derivative liability.  During the year ended July 31, 2011, the Company recorded a net loss on mark-to-market of the conversion options of $42,216, respectively.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2011.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$191,216	$191,216

The following table summarizes the derivative liabilities included in the consolidated balance sheet at July 31, 2011:

Debt discount	$87,341
Day one loss on fair value	61,659
July 31, 2011 loss on change in fair value	42,216
Balance at July 31, 2011	$191,216

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of both the notes of $191,216, of which $149,000 is recorded as discount on the notes and the remaining $42,216 is expensed as a derivative loss. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.0046 to $0.0080, a conversion price of  $0.0022 to $0.0046, expected volatility of 149.51% to 259.21%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.09% to 0.31%. The discount on the convertible loan is accreted over the term of the convertible loan. During the year ended July 31, 2011, the Company recorded accretion of $61,659. These derivative liabilities were revalued on July 31, 2011 and the fair value was determined to be $191,216 resulting in a loss being recorded of  $42,216. The valuation of the above derivative instruments are determined primarily using the Black-Scholes option pricing model. To determine the fair value of the derivatives, Minerco evaluates assumptions regarding the probability of certain future events. The fair values of the derivatives as of July 31, 2011 were estimated using the Black-Sholes model with the following assumption: $0.0036 quoted stock price; a exercise price between $0.0012 and $0.0023; 144.62% to 156.73% volatility; less than 1 year estimated life; zero dividends and a 0.20% discount rate.

The net loss recorded on the above derivative liabilities for the twelve months ended July 31, 2011 was $42,216.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

12. Commitments

Employment Agreements

On January 11, 2011, the Company entered into an exclusive employment agreement with V. Scott Vanis to serve as our Chief Executive Officer, President and Chairman of the Board of Directors. The agreement is for a term of five years beginning January 11, 2011 and ending January 10, 2016.  An extension to the term must be agreed upon in writing and executed by us and Mr. Vanis no later than 5 p.m. Eastern Standard Time on January 10, 2016.  Mr. Vanis is paid  a salary of $180,000 per annum as of January 10, 2011.  If revenues exceed $10 million, then Mr. Vanis’ salary will be increased to $360,000 per annum.  If revenues exceed $20 million, then Mr. Vanis’ salary will be increased to $540,000 per annum. Mr. Vanis was issued 10,000,000 shares of Class A Preferred Stock, upon the effective date of the agreement. If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, 6,000,000 shares granted to him will be returned.  If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, 4,000,000 shares granted to him will be returned.  If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, 2,000,000 shares granted to him will be returned.  If there is a sale of all or substantially all of the assets or a merger in which our company is not the surviving entity, Mr. Vanis will be entitled to receive an additional amount of shares of common stock in our company which would equal 10% of the final value of the transaction. Further, Mr. Vanis will be entitled to such additional bonus, if any, as may be granted by the Board (with Mr. Vanis abstaining from any vote thereon) or compensation or similar committee thereof in the Board's (or such committee's) sole discretion based upon Mr. Vanis’ performance of his services under the agreement.

On December 16, 2010, the Company entered into an exclusive employment agreement with Sam J Messina III to serve as our Chief Financial Officer, Secretary and Treasurer. The agreement is for a term of five years beginning December 16, 2010 and ending December 15, 2015. An extension to the term must be agreed upon in writing and executed by us and Mr. Messina no later than 5 p.m. Eastern Standard Time on December 15, 2015.Mr. Messina is paid a salary of $120,000 per annum as of December 27, 2010. If revenues exceed $10 million, then Mr. Messina’s salary will be increased to $240,000 per annum. If revenues exceed $20 million, then Mr. Messina’s salary will be increased to $360,000 per annum.  Mr. Messina was issued 30,000,000 shares of common stock, upon the effective date of the agreement. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, 24,000,000 shares granted to him will be returned. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, 18,000,000 shares granted to him will be returned. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, 12,000,000 shares granted to him will be returned.  If there is a sale of all or substantially all of the assets or a merger in which our company is not the surviving entity, Mr. Messina will be entitled to receive an additional amount of shares of common stock in our company which would equal 5% of the final value of the transaction.  Further, Mr. Messina will be entitled to such additional bonus, if any, as may be granted by the Board (with Mr. Messina abstaining from any vote thereon) or compensation or similar committee thereof in the Board's (or such committee's) sole discretion based upon Mr. Messina's performance of his services under the agreement.

.Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

13. Subsequent Events

a)
 On August 8, 2011, the Company issued 7,058,824 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 9(3) of the Act.

b)
On August 8, 2011, the Company and Asher Enterprises entered into an amendment of the convertible promissory note dated February 3, 2011 whereas the note converts at a variable conversion price of 31% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before the conversion.

c)
On August 6, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $18,000.  The convertible note carries an 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the average of the lowest day during the preceding 5 days before conversion.  The Promissory Note is due on February 6, 2012.

d)
On August 8, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $27,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 55% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note is due on May 11, 2012.

e)
On August 28, 2011, the Company amended the employment agreement with Sam J Messina III.  .Mr. Messina is paid a salary of $150,000 per annum as of August 28, 2011. If revenues exceed $10 million, then Mr. Messina’s salary will be increased to $300,000 per annum. If revenues exceed $20 million, then Mr. Messina’s salary will be increased to $450,000 per annum.  Mr. Messina was issued 70,000,000 shares of common stock, and 5,000,000 shares of Class A Convertible Preferred Stock upon the effective date of the agreement. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, 56,000,000 shares of common stock and 4,000,000 shares of Class A Convertible Preferred Stock granted to him will be returned. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, 42,000,000 shares of common stock and 3,000,000 shares of Class A Convertible Preferred Stock granted to him will be returned. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, 28,000,00 shares of common stock and 2,000,000 shares of Class A Convertible Preferred Stock granted to him will be returned.

f)
On August 28, 2011, the Company entered into a consulting agreement with SE Media for two months with an option to extend for an additional one month. SE Media will be issued 20,000,000 shares of Minerco Resources, Inc as compensation.

g)
On August 28, 2011, the Company issued 5,000,000 shares of our Class A Convertible Preferred stock to our Chief Financial Officer pursuant to an amendment to his employment agreement.   The compensation expense for the stock grant will be amortized evenly over the 5 year employment agreement based on the closing stock price of the Company’s common stock on the date of the grant.

Minerco Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

13. Subsequent Events (continued)

h)
On September 1, 2011, the Company entered into two agreements, each of which provide for the exchange of the promissory note dated October 12, 2010 in the principal amount of $100,000 for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000.  Each Convertible Note plus accrued interest of 10% may be converted into shares of common stock of the Company at any time before the maturity date by the Convertible Note holder at a conversion price of $0.0004 per share at the time of conversion. In the event of a default by the Company, each Convertible Note plus accrued interest may be converted into shares of common stock of the Company at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date, but in no case for an amount less than a 51% interest in the Company. The Company is obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k).

i)
On September 1, 2011, the Company issued 132,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.  These shares of common stock were issued in reliance on Section 9 (3) of the Act.  The issuance did not involve any general solicitation or advertising by us.    Certificates representing the shares of common stock contain a legend stating the restrictions on transfer to which such shares of common stock are subject.

j)
On September 2, 2011, the Company issued 20,000,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 9(3) of the Act.

k)
On September 12, 2011, the Company issued 12,000,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 9(3) of the Act.

l)
On September 16, 2011, the Company issued 20,000,000 common shares pursuant to a convertible promiss6ory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 9(3) of the Act.

m)
On September 27, 2011, the Company and Asher Enterprises entered into an amendment of the convertible promissory note dated March 29, 2011 whereas the note converts at a variable conversion price of 31% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before the conversion

n)
On September 27, 2011, the Company and Asher Enterprises entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $35,000.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 51% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note is due on June 29, 2012.

o)
On October 10, 2011, the Company issued 15,000,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued ni reliance on Section 9(3) of the Act.

p)
The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to July 31, 2011, included in this report have been audited by Malone Bailey LLP as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of July 31, 2011, the Company’s internal control over financial reporting was not effective based on those criteria. Inasmuch as we only have two individuals serving as officers, directors and employees we have determined that the company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties despite the fact that the duties of the Chief Executive Officer and Chief Financial Officer are performed by two different individuals. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This annual report does not include an attestation report of our registered public accountant regarding internal control over financial reporting.  Managements’ report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
V. Scott Vanis	34	president, principal executive officer
16710 Coyotillo Lane		and Chairman of the board of Directors
Houston, TX 77095

Sam J Messina III	32	Principal accounting officer and principal financial
9268 E. Dreyfus Place		Officer, Secretary, Treasurer and a member of the
Scottsdale, AZ 85260		Board of Directors

The persons named above have held their offices/positions since March 23, 2010 and July 26, 2010 respectively and are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

V Scott Vanis, President, Chief Executive Officer, and Chairman of the Board of Directors

On March 23, 2010, V. Scott Vanis was appointed our President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors.

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

Mr. Vanis holds of Bachelor of Science in Petroleum Engineering from The University of Tulsa.

Mr. Vanis brings to the Board extensive experience to the energy sector of our company, with a focus in specialized operational and energy related financial services.  Having served in senior corporate positions at companies involved in the energy sector, he has a vast knowledge of the alternative energy industry.  His prior business experience also provides him with a broad understanding of the operational, financial and strategic issues facing public companies.

Sam Messina III, Chief Financial Officer, Secretary , Treasurer and Member of the Board of Directors

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

Mr. Messina brings to the Board extensive knowledge of the alternative energy industry. Having served in senior corporate positions at alternative energy companies, he has a vast knowledge of the industry.  His prior business and financial experience provides him with a broad understanding of the operational, financial and strategic issues facing public companies.

Employment Agreements with our Chief Executive Officer and Chief Financial Officer

On January 11, 2011, the Company entered into an exclusive employment agreement with V. Scott Vanis to serve as our Chief Executive Officer, President and Chairman of the Board of Directors. The agreement is for a term of five years beginning January 11, 2011 and ending January 10, 2016.  An extension to the term must be agreed upon in writing and executed by us and Mr. Vanis no later than 5 p.m. Eastern Standard Time on January 10, 2016.  Mr. Vanis is paid  a salary of $180,000 per annum as of January 10, 2011.  If revenues exceed $10 million, then Mr. Vanis’ salary will be increased to $360,000 per annum.  If revenues exceed $20 million, then Mr. Vanis’ salary will be increased to $540,000 per annum. Mr. Vanis was issued 10,000,000 shares of Class A Preferred Stock, upon the effective date of the agreement. If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, 6,000,000 shares granted to him will be returned.  If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, 4,000,000 shares granted to him will be returned.  If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, 2,000,000 shares granted to him will be returned.  If there is a sale of all or substantially all of the assets or a merger in which our company is not the surviving entity, Mr. Vanis will be entitled to receive an additional amount of shares of common stock in our company which would equal 10% of the final value of the transaction. Further, Mr. Vanis will be entitled to such additional bonus, if any, as may be granted by the Board (with Mr. Vanis abstaining from any vote thereon) or compensation or similar committee thereof in the Board's (or such committee's) sole discretion based upon Mr. Vanis’ performance of his services under the agreement.

On July 26, 2010, the Company entered into a consulting agreement with Sam Messina III as Chief Financial Officer.  The agreement was for a term of one year beginning July 26, 2010 and ending July 25, 2011.  Mr. Messina was paid $6,500 per month with $6,500 due upon execution of the agreement for previously performed services.

On December 16, 2010, the Company entered into an exclusive employment agreement with Sam J Messina III to serve as our Chief Financial Officer, Secretary and Treasurer. The agreement is for a term of five years beginning December 16, 2010 and ending December 15, 2015. An extension to the term must be agreed upon in writing and executed by us and Mr. Messina no later than 5 p.m. Eastern Standard Time on December 15, 2015.Mr. Messina is paid a salary of $120,000 per annum as of December 27, 2010. If revenues exceed $10 million, then Mr. Messina’s salary will be increased to $240,000 per annum. If revenues exceed $20 million, then Mr. Messina’s salary will be increased to $360,000 per annum.  Mr. Messina was issued 30,000,000 shares of common stock, upon the effective date of the agreement. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, 24,000,000 shares granted to him will be returned. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, 18,000,000 shares granted to him will be returned. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, 12,000,000 shares granted to him will be returned.

If there is a sale of all or substantially all of the assets or a merger in which our company is not the surviving entity, Mr. Messina will be entitled to receive an additional amount of shares of common stock in our company which would equal 5% of the final value of the transaction.  Further, Mr. Messina will be entitled to such additional bonus, if any, as may be granted by the Board (with Mr. Messina abstaining from any vote thereon) or compensation or similar committee thereof in the Board's (or such committee's) sole discretion based upon Mr. Messina's performance of his services under the agreement.

On August 28, 2011, the Company amended the employment agreement with Sam J Messina III.  .Mr. Messina is paid a salary of $150,000 per annum as of August 28, 2011. If revenues exceed $10 million, then Mr. Messina’s salary will be increased to $300,000 per annum. If revenues exceed $20 million, then Mr. Messina’s salary will be increased to $450,000 per annum.  Mr. Messina was issued 70,000,000 shares of common stock, and 5,000,000 shares of Class A Convertible Preferred Stock upon the effective date of the agreement. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, 56,000,000 shares of common stock and 4,000,000 shares of Class A Convertible Preferred Stock granted to him will be returned. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, 42,000,000 shares of common stock and 3,000,000 shares of Class A Convertible Preferred Stock granted to him will be returned. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, 28,000,000 shares of common stock and 2,000,000 shares of Class A Convertible Preferred Stock granted to him will be returned.

Conflicts of Interest

There are no conflicts of interest.  Further, we have not established any policies to deal with possible future conflicts of interest.

Committees and Audit Committee Financial Expert

We do not have an audit, compensation or nominating committee and instead our full board (which consists of our Chief Executive Officer and Chief Financial Officer neither of whom are independent),  fulfills the role of each committee.  We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.  Our board members are not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. The board of directors believes that each member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. The board of directors believes that its board is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended July 31, 2011, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through July 31, 2011, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
V. Scott Vanis	2011	142,965	0	104,850(1)	0	0	0	0	247,812
President, CEO	2010	31,925	0	0	0	0	0	0	31,925

Sam Messina III	2011	104,038	0	57,040(2)	0	0	0	0	161,078
CFO, Secretary,	2010	6,500	0	0	0	0	0	0	6,500
Treasurer

Michael Too (3)	2011	0	0	0	0	0	0	0	0
Former President,	2010	0	0	0	0	0	0	0	0
CEO, and Director

(1)
Stock Award for V. Scott Vanis includes the amortization of his 10 million onvertible Class A Preferred Shares valued at $79,650 and 7 million shares of common stock received as a year end bonus valued $25,200.

(2)
Stock Award for Sam Messina III includes the amortization of his 30 million shares of common stock valued at $31,840 and 7 million shares of common stock received as a year end bonus valued at $25,200.

(3)	Michael Too resigned as Director and Officer of the Company on March 23, 2010.

* The addresses of each of the executive officers is c/o 22503 Katy Highway #18, Katy, Texas 77450.

The Company did not award any stock options or SAR grants as of July 31, 2011.

The following table sets forth the compensation paid by us from to our directors for the year ending July 31, 2011.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of common shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership

V. Scott Vanis [1]	178,000,000	24.7%

Sam Messina III [2]	107,000,000	14.9%

FTB Enterprises, Inc. [3]	66,000,000	9.2%
MSF International, Inc. [4]	66,000,000	9.2%
SE Media Partners, Inc. [5]	44,213,000	6.1%

All Officers, Directors and Beneficial Owners as a Group	461,213,000	64.1%

[1]           V. Scott Vanis is our President, CEO and  Chairman of the Board of Directors. Not included in his number of shares are 100,000,00 shares of Series A Preferred Stock that represent his 10,000,000 shares of Series A Preferred Stock that are entitled to 100 votes per share and convert to common shares at a ratio of 10 to 1.

[2]           Sam J Messina III is our CFO, Secretary, Treasurer and a member of the Board of Directors.  Not included in his number of shares are 50,000,00 shares  that represent his 5,000,000 shares of Series A Preferred Stock that are entitled to 100 votes per share and convert to common shares at a ratio of 10 to 1.

[3]           FTB Enterprises, Inc. is the investor who holds a convertible promissory note with the company.

[4]           MSF International, Inc. is the investor who holds a convertible promissory note with the company.

[5]           SE Media Partners, Inc. is the company’s IR consultant.

The following table sets forth, as of the date of this report, the total number of Class A Convertible Preferred shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The Class A Convertible Preferred shares are entitled to 100 votes per share and convert to common shares at a ratio of 10 to 1.  The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address Beneficial Owner	Number of Shares	Percentage of Ownership
V. Scott Vanis [1]	10,000,000	66.7%

Sam Messina III [2]	5,000,000	33.3%

All Officers and Directors as a Group	15,000,000	100.0%

[1]           V. Scott Vanis is our President, CEO and Chairman of the Board of Directors.

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

On August 12, 2008, we signed an agreement with Wisdom Resources, Inc. to issue 12,500,000 shares at $0.002 per share and received $5,000 cash from Wisdom in exchange for a $20,000 promissory note and an interest in a gas pipeline. The promissory note was dated May 15, 2008 and was payable from Plateau Mineral Development, LLC, the owner and the operator of a certain natural gas pipeline known as the PMD-Duke Pipeline, while the interest consists of a continuous right to receive a royalty of as much as $0.02 and as little as approximately 9% of $0.02 per 1000 cubic feet of gas transported through the PMD-Duke Pipeline for as long as Plateau or its successors operates the Pipeline. Plateau was obligated to pay to us $20,000 plus interest calculated annually at the rate of 10% on any unpaid and outstanding principal pursuant to a 36-month payment schedule. With regard to the royalty interest, the investment unit constitutes two units of a maximum possible twenty-two investment units in the PMD-Duke Pipeline. Each investment unit was valued at $10,000 (payable in cash only), and each unit holder was entitled to receive a share of the royalty on a pro-rated basis according to the number of units held by them. The promissory note was to be paid $6,000 on December 31, 2008, $10,000 on December 31, 2009 and the balance at maturity. The note was secured by assignment of the pipeline.

On January 19, 2009, we and Wisdom amended the agreement to shift the $5,000 payment obligation to Wisdom instead of to us. Michael Too, the now former and then President and CEO of our company, was also the President of Wisdom Resources, Inc.  Because Michael Too controlled both companies, the promissory note and the royalty interest in the gas pipeline were transferred to us at Wisdom’s basis of $20,000 and $0, respectively.

On December 7, 2010, we sold the $20,000 promissory note from Plateau Mineral Development LLC and its interest in the PMD-Duke Pipeline to Michael Too, our former CEO and President, in exchange for the forgiveness of $14,935.

As of July 31, 2011, the Company was indebted to the current Chief Executive Officer for $127,674 ($16,000-July 31, 2010) relating to accrued salary and $21,797 ($0-July 31, 2010) for expenses paid on behalf of the company and to the current Chief Financial Officer for  $83,515 ($6,500-July 31, 2010) relating to accrued salary and $15,701 ($0-July 31, 2010) for expenses paid on behalf of the company for a total of $248,687.

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

2011	$20,500	Malone Bailey LLP
2010	$10,130	Malone Bailey LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$8,400	Malone Bailey LLP
2010	$-0-	Malone Bailey LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$-0-	Malone Bailey LLP
2010	$-0-	Malone Bailey LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$-0-	Malone Bailey LLP
2010	$-0-	Malone Bailey LLP

(5) Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of two directors who are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	12/10/08	3.1

3.2	Bylaws.	S-1	12/10/08	3.2

3.3	Amendment to Articles of Incorporation	8-K	1/13/11	3.1

4.1	Instrument Defining the Rights of Shareholders – Form of Share Certificate	S-1	12/10/08	4

10.1	Acquisition Agreement with Wisdom Resources, Inc. and as amended on January 19, 2009	S-1	12/8/08	10.1

10.2	Agreement to Exchange Debt for Mining Interest and Note	S-1	12/23/10	10.2

10.3	Sam J Messina III Employment Agreement	S-1	12/23/10	10.3

10.4	V. Scott Vanis Employment Agreement	10-Q	3/18/11	10.1

10.5	Asset Purchase Agreement for Iscan Hydro-Electric Project	10-Q	3/18/11	10.3

10.6	Asset Purchase Agreement for Sayab Wind Project	10-Q	3/18/11	10.4

10.7	Binding Letter of Intent Caserio Rio Frio	10-Q	3/18/11	10.5

10.8	Binding Letter of Intent Sixe	10-Q	3/18/11	10.6

10.9	Securities Purchase Agreement with Asher Enterprises dated February 3, 2011	10-Q	3/18/11	10.7

10.10	Securities Purchase Agreement with Asher Enterprises dated March 29, 2011	10-Q	6/16/11	10.1

10.11	Securities Purchase Agreement with Asher Enterprises dated June 22, 2011				X

10.12	Asset Purchase Agreement by and among Minerco Resources, Inc. and Rota Inversiones S.De R.L	10-Q	6/18/10	10.1

10.13	30 year Operations Agreement for Chiligatoro Electric Project – English Translation	10-K	11/15/10	10.3

10.14	Consulting Agreement for Sam Messina III	10-K	11/15/10	10.2

10.15	Promissory Note with Mainland International, Inc.	10-K	11/15/10	10.4

10.16	Securities Purchase Agreement Dated August 8, 2011				X

10.17	Amendment to Sam J Messina III employment agreement	8-K	9/2/11	10.1

10.18	Convertible Promissory Note Dated September 1, 2011	8-K	9/8/11	10.1

10.19	Convertible Promissory Note Dated September 1, 2011	8-K	9/8/11	10.2

10.20	Securities Purchase Agreement Dated September 27, 2011				X

10.21	Convertible Promissory Note with SE Media Partners, Inc. dated June 6, 2011				X

10.22	Convertible Promissory Note with SE Media Partners, Inc. dated August 6, 2011				X

10.23	Consulting Agreement dated December 6, 2010 with SE Media Partners, Inc.				X

10.24	Addendum to Consulting Agreement dated December 6, 2010 with SE Media Partners, Inc.				X

10.25	Consulting Agreement with SE Media Partners, Inc. dated August 28, 2011				X

10.26	Amendment to Securities Purchase Agreement with Asher Enterprises, Inc. dated February 3, 2011				X

10.27	Amendment to Securities Purchase Agreement with Asher Enterprises, Inc. dated March 29, 2011				X

21.1	Minerco Honduras S.A.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of October, 2011.

MINERCO RESOURCES INC.

BY:	/s/ V. Scott Vanis
V. Scott Vanis, President, Principal Executive Officer

BY:	/s/ Sam Messina III
Sam Messina III, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ V. Scott Vanis	President, Principal Executive Officer,	October 13, 2011
V. Scott Vanis	And a member of the Board of Directors

/s/ Sam Messina III	Principal Financial Officer, Principal	October 13, 2011
Sam J Messina III	Accounting Officer, Secretary, Treasurer and a

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	12/10/08	3.1

3.2	Bylaws.	S-1	12/10/08	3.2

3.3	Amendment to Articles of Incorporation	8-K	1/13/11	3.1

4.1	Instrument Defining the Rights of Shareholders – Form of Share Certificate	S-1	12/10/08	4

10.1	Acquisition Agreement with Wisdom Resources, Inc. and as amended on January 19, 2009	S-1	12/8/08	10.1

10.2	Agreement to Exchange Debt for Mining Interest and Note	S-1	12/23/10	10.2

10.3	Sam J Messina III Employment Agreement	S-1	12/23/10	10.3

10.4	V. Scott Vanis Employment Agreement	10-Q	3/18/11	10.1

10.5	Asset Purchase Agreement for Iscan Hydro-Electric Project	10-Q	3/18/11	10.3

10.6	Asset Purchase Agreement for Sayab Wind Project	10-Q	3/18/11	10.4

10.7	Binding Letter of Intent Caserio Rio Frio	10-Q	3/18/11	10.5

10.8	Binding Letter of Intent Sixe	10-Q	3/18/11	10.6

10.9	Securities Purchase Agreement with Asher Enterprises dated February 3, 2011	10-Q	3/18/11	10.7

10.10	Securities Purchase Agreement with Asher Enterprises dated March 29, 2011	10-Q	6/16/11	10.1

10.11	Securities Purchase Agreement with Asher Enterprises dated June 22, 2011				X

10.12	Asset Purchase Agreement by and among Minerco Resources, Inc. and Rota Inversiones S.De R.L	10-Q	6/18/10	10.1

10.13	30 year Operations Agreement for Chiligatoro Electric Project – English Translation	10-K	11/15/10	10.3

10.14	Consulting Agreement for Sam Messina III	10-K	11/15/10	10.2

10.15	Promissory Note with Mainland International, Inc.	10-K	11/15/10	10.4

10.16	Securities Purchase Agreement Dated August 8, 2011				X

10.17	Amendment to Sam J Messina III employment agreement	8-K	9/2/11	10.1

10.18	Convertible Promissory Note Dated September 1, 2011	8-K	9/8/11	10.1

10.19	Convertible Promissory Note Dated September 1, 2011	8-K	9/8/11	10.2

10.20	Securities Purchase Agreement Dated September 27, 2011				X

10.21	Convertible Promissory Note with SE Media Partners, Inc. dated June 6, 2011				X

10.22	Convertible Promissory Note with SE Media Partners, Inc. dated August 6, 2011				X

10.23	Consulting Agreement dated December 6, 2010 with SE Media Partners, Inc.				X

10.24	Addendum to Consulting Agreement dated December 6, 2010 with SE Media Partners, Inc.				X

10.25	Consulting Agreement with SE Media Partners, Inc. dated August 28, 2011				X

10.26	Amendment to Securities Purchase Agreement with Asher Enterprises, Inc. dated February 3, 2011				X

10.27	Amendment to Securities Purchase Agreement with Asher Enterprises, Inc. dated March 29, 2011				X

21.1	Minerco Honduras S.A.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X