Form 10-Q
period 2011-10-31
Minerco Resources, Inc.
filed 2011-12-13
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______To _______

Commission file number: 333-156059

Minerco Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2636716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22503 Katy Highway, #18
Katy, Texas 77450
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

As of December 13, 2011 the registrant had 896,797,534 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Index
Consolidated Balance Sheets (unaudited)	4
Consolidated Statements of Expenses (unaudited)	5
Consolidated Statements of Cash Flows (unaudited)	6
Consolidated Notes to the Unaudited Financial Statements	7

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	October 31, 2011	July 31, 2011
ASSETS

Cash	$1,248	$150

Prepaid Expense	-	1,816

Current Assets	1,248	1,966

Other Assets
Intangible asset - Chiligatoro rights	715,500	715,500

Total Assets	$716,748	$717,466

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$86,159	$66,316

Accounts Payable – Related Party	283,173	214,199

Advance from related party	31,083	34,488
Convertible Note Payable	147,200	200,000
Derivative Liability	383,067	191,216
Debenture (Convertible) payable (net of discount $83,419)	93,581	61,659
Total Liabilities	1,024,263	767,878

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 1,175,000,000 shares authorized, 779,861,026 and 453,802,202 outstanding at October 31, 2011 and July 31, 2011, respectively	779,861	453,802

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 15,000,000 and 10,000,000 outstanding at October 31, 2011 and July 31, 2011, respectively	15,000	10,000

Additional paid-in capital	977,740	801,758

Deficit accumulated during the development stage	(2,080,116)	(1,315,972)

Total Stockholders’ Equity (Deficit)	307,515	(50,412)

Total Liabilities and Stockholders’ Equity (Deficit)	$716,748	$717,466

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Period from June 21, 2007 (Date of Inception) to October 31, 2011

General and Administrative	$257,119	$75,736	$1,399,975
Chiligatoro Operating Costs	-	15,500	61,000
Total Expense	257,119	91,236	1,460,975

	,		,
Impairment of Note Receivable	–	–	32,700
Loan Recovery	–	–	(13,000)

Interest Expense	3,710	82	7,186

Gain on settlement of debt	–	–	(14,935)
Accretion of discount on convertible debt	283,943		345,602
Loss on derivative liability	219,372		261,588
Total Other Expenses	507,025	82	619,141

Net Loss	$(764,144)	$(91,318)	$(2,080,116)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	622,779,824	345,697,174

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Period from June 21, 2007 (Date of Inception) To October 31, 2011

Cash Flows from Operating Activities

Net loss for the period	$(764,144)	$(91,318)	$(2,080,116)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain/Loss on settlement of debt	-	-	(14,935)
Loss on derivative	219,372		261,588
Accretion of discount	289,943		345,602
Share based compensation	56,199		232,963
Shares issued for services-Third party	38,000	-	299,600
Impairment of notes receivable	-	-	30,000
Changes in operating assets and liabilities:
Prepaid expense	(1,816)		-
Accounts payable and accrued liabilities	37,843	(13,809)	104,159
Accounts payable- related party	68,974	-	283,173
Net Cash Used in Operating Activities	(57,997)	(105,127)	(537,966)

Cash Flows from Investing Activities

Loan to third party	-	-	(10,000)

Net Cash Used in Investing Activities	-	-	(10,000)

Cash Flows from Financing Activities

Capital contribution	-	-	1,182
Proceeds from issuance of common stock	-	-	90,514
Proceeds from loan	62,500	100,000	411,500
Proceeds from related party debt	-	-	49,423
Repayment of related party debt	(3,405)	-	(3,405)

Net Cash Provided by Financing Activities	59,095	100,000	549,214

Net change in cash	1,098	(5,127)	1,248

Cash, Beginning of Period	150	20,916	-

Cash, End of Period	$1,248	$15,789	$1,248

Supplemental disclosures of cash flow information

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

Non cash investing and financing activities:
Debt discount	$280,022		$429,022
Settlement of accounts payable in exchange of notes payable	$18,000		$18,000
Shares issued upon conversion note payable	$105,300		$105,300
Derivative liability re-classed to equity upon conversion of notes payable to common shares	$307,542		$307,542
Common stock issued for Chiligatoro rights	$-	$-	$715,500
Common stock issued for note receivable	$-	$-	$20,000

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Minerco Resources, Inc. (“Minerco” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Minerco’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Consolidated Notes to the Financial Statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in Minerco’s Form 10-K have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended October 31, 2011, the Company has an accumulated deficit and no revenue. The Company is in the business of developing, producing and providing clean, renewable energy solutions in Central America. The Company participates in and invests in development projects with other companies in clean, renewable energy projects. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2012.

3.  Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements ”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

3. Fair Value of Financial Instruments (continued)

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on October 31, 2011.

	Level 1		Level 2		Level 3	Total
Assets		-		-	-	-
None	$		$		$715,500	$715,500
Liabilities		-		-	-	-
Derivative Financial Instruments		$-		$-	$383,067	$383,067

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2011.

	Level 1	Level 2	Level 3	Total
Assets	-	-	-	-
None	$-	$-	$715,500	$715,500
Liabilities	-	-	-	-
Derivative Financial Instruments	$-	$-	$191,216	$191,216

4. Common Stock

On August 8, 2011, the Company issued 7,058,824 common shares at a conversion rate of $0.0017 for the conversion of $12,000 of debt pursuant to a convertible promissory note dated February 3, 2011.

On August 28, 2011, the Company entered into a consulting agreement with SE Media for two months with an option  to extend for an additional one month. SE Media will be issued 20,000,000 shares at $00019 of Minerco Resources, Inc for a total compensation expense of $38,000.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)
4. Common Stock (continued)

On August 28, 2011, the Company issued 40,000,000 common shares to our Chief Financial Officer pursuant to an amendment to his employment agreement for a total expense of $76,000 which will be amortized using the straight line method over the remainder of the 5 year contract.

On September 1, 2011, the Company issued 132,000,000 common shares at a conversion rate of $0.0004 for the conversion of $52,800 of debt pursuant to a convertible promissory note dated September 1, 2011.

On September 2, 2011, the Company issued 20,000,000 common shares at a conversion rate of $0.0005 for the conversion of $10,000 of debt pursuant to a convertible promissory note to dated February 3, 2011.

On September 12, 2011, the Company issued 12,000,000 common shares at a conversion rate of $0.0005 for the conversion of $6,000 of debt pursuant to a convertible promissory note to dated February 3, 2011.

On September 16, 2011, the Company issued 20,000,000 common shares at a conversion rate of $0.0004 for the conversion of $8,000 of debt pursuant to a convertible promiss6ory note to dated February 3, 2011.

On October 10, 2011, the Company issued 15,000,000 common shares at a conversion rate of $0.0003 for the conversion of $4,500 of debt pursuant to a convertible promissory note to dated February 3, 2011.

On October 24, 2011, the Company issued 30,000,000 common shares at a conversion rate of $0.0002 for the conversion of $6,000 of debt pursuant to a convertible promissory note to dated February 3, 2011.

On October 31, 2011, the Company issued 30,000,000 common shares at a conversion rate of $0.0002 for the conversion of $6,000 of debt pursuant to a convertible promissory note to dated February 3, 2011.

5. Preferred Stock

The preferred stock may be divided into and issued in series. The Board of Directors of the Company is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

On January 11, 2011, the Company designated 5,000,000 shares of its preferred stock as Class A Convertible Preferred Stock (“Class A Stock”). Each share of Class A Stock is convertible into 10 shares of common stock, has 100 votes, has no dividend rights except as may be declared by the Board of Directors, and has a liquidation preference of $1.00 per share.

On August 28, 2011, the Company issued 5,000,000 shares of its Class A Convertible Preferred stock to its Chief Financial Officer pursuant to an amendment to his employment agreement. The compensation expense for the stock grant will be amortized evenly over the remainder of the 5 year employment agreement based on the closing stock price of the Company’s common stock on the date of the grant ($0.0019). Total expense to be recognized over the 5 year term is $95,000, whereby Company recognized $3,961 as of October 31, 2011 and $91,069 is unamortized as of October 31, 2011.  If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7  bankruptcy is filed by us resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, 3,000,000 shares granted to him will be returned.  If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, 2,000,000 shares granted to him will be returned. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, 1,000,000 shares granted to him will be returned.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

6. Related Parties

As of October 31, 2011, the Company was indebted to the current Chief Executive Officer for $163,141 ($127,674 at July 31, 2011) relating to accrued salary and $15,797 for the expenses paid on behalf of the Company. The Company is also indebted to the current Chief Financial Officer for $123,022 ($83,515 at July 31, 2011) relating to accrued salary and $12,296 for the expenses paid on behalf of the company for a total of $314,256.

7.  Convertible Note Payable

As of October 31, 2011, the Company was indebted to an unrelated third party for $147,200, for monies loaned to the Company.  On October 12, 2010, the Company granted a promissory note to this party in the amount of $200,000 in consideration for monies loaned to the company.  The promissory note is non-interest bearing and due on demand.  On September 1, 2011, the Company entered  into two agreements, each of which provide for the exchange of the two promissory notes dated October 12, 2010 in the principal amount of $100,000 for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000.  Each Convertible Note plus accrued interest of 0% may be converted into shares of common stock of the Company at any time before the maturity date by the Convertible Note holder at a conversion price of $0.0004 per share at the time of conversion. In the event of a default by the Company, each Convertible Note plus accrued interest may be converted into shares of common stock of the Company at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date, but in no case for an amount less than a 51% interest in the Company.

The Company is obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k). On September 1, 2011, a note holder converted $52,800 of principal into 132 million shares of the company.

8. Convertible note payable and derivative liabilities

On February 3, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $53,000.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 31% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note was due on November 7, 2011.  On August 8, 2011, the Company and Asher Enterprises entered into an amendment whereas the note converts at a variable conversion price of 31% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before the conversion.

On March 29, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $27,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 31% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note is due on December 29, 2011.  On September 27, 2011, the Company and Asher Enterprises entered into an amendment whereas the note converts at a variable conversion price of 31% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before the conversion.

On June 6, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $36,000.  The convertible note carries a 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Promissory Note was due on December 6, 2011.

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

On August 6, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $18,000.  The convertible note carries an 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Promissory Note is due on February 6, 2012.

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

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

8. Convertible note payable and derivative liabilities (continued)

On September 27, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $35,000.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 51% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note is due on June 29, 2012.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

A summary of changes in Convertible Promissory Notes payable for the period ended October 31, 2011 is as follows:

Beginning balance	$261,659
Gross proceeds from the notes payable	62,500
Accounts payable re-classed to note payable	18,000
Less: debt discount from conversion options	(280,022)
Less: Conversion of notes payable	(105,500)
Add: amortization of discount	283,943

Total notes payable	$240,781

Derivative Liability:

The fair values of the instruments were determined to be $383,067 using a Black-Scholes option-pricing model.  Upon the issuance dates of the new Convertible Promissory Notes, $280,022 was recorded as debt discount and $616,027 was recorded as day one loss on derivative liability.  During the three months October 31, 2011, the Company recorded a net loss on mark-to-market of the conversion options of $219,372.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at October 31, 2011:

Beginning Balance	$191,216
Debt discount	280,022
Day one loss on fair value	616,027
Derivative re-classed to equity upon conversion of notes payable to common stock	(307,542)
October 31, 2011 gain on change in fair value	(396,656)
Balance at October 31, 2011	$383,067

The following table summarizes the derivative liabilities included in the consolidated statement of expenses at October 31, 2011:

Day one loss on fair value	$616,027
October 31, 2011 gain on change in fair value	(396,655)
Total loss on derivative as of October 31, 2011	$219,372

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

8. Convertible note payable and derivative liabilities (continued)

The valuation of the above derivative instruments are determined primarily using the Black-Scholes option pricing model. To determine the fair value of the derivatives, Minerco evaluates assumptions regarding the probability of certain future events. The fair values of the derivatives as of October 31, 2011 were estimated using the Black-Sholes model with the following assumption: $0.006 quoted stock price; $0.0002 to $0.0004 exercise price; 230.47% to 480.26% volatility; less than 1 year estimated life; zero dividends and a 0.01%  to 0.13% discount rate.

9. Commitments

Employment Agreements

On August 28, 2011, the Company amended an exclusive employment agreement with Sam J Messina III to serve as our Chief Financial Officer, Secretary and Treasurer.  Mr. Messina is paid a salary of $150,000 per annum as of August 28, 2011. If revenues exceed $10 million, then Mr. Messina’s salary will be increased to $300,000 per annum. If revenues exceed $20 million, then Mr. Messina’s salary will be increased to $450,000 per annum.  Mr. Messina was issued 70,000,000 shares of common stock and 5,000,000 share of Class A Convertible Preferred Stock, upon the effective date of the agreement.

10. Subsequent Events

a)
On November 6, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $27,000.  The convertible note carries an 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the average of the lowest day during the preceding 5 days before conversion.  The Promissory Note is due on May 6, 2012.

b)
On November 9, 2011, the Company issued 14,555,556 common shares at a conversion rate of $0.00018 for the conversion of $500 of debt pursuant to a convertible promissory note to dated February 3, 2011.

c)
On November 15, 2011, the Company issued 35,714,286 common shares at a conversion rate of $0.00014 for the conversion of $5,000 of debt pursuant to a convertible promissory note to dated March 29, 2011.

d)
On November 21, 2011, the Company issued 33,333,333 common shares at a conversion rate of $0.00012 for the conversion of $4,000 of debt pursuant to a convertible promissory note to dated March 29, 2011.

e)	On December 6, 2011, the Company issued 33,333,333 common shares at a conversion rate of $0.00006 for the conversion of $2,000 pursuant to a convertible promissory note to dated September 27, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended October 31, 2011 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

The revenue for Chiligatoro (or any hydro or wind project) is expected to be generated from the following; however there can be no guarantee that such anticipated revenue level or any revenue at all will be generated:

●	Power Generation Sales

●	Chiligatoro Example: 6 MWh x 24 hr/day x $115.97 /MWh = US$ 16,700 / day or US$ 6,095,000 per year of Gross Energy Generation Revenue

●	Carbon Credits

●
Carbon Emission Reduction (CER) Credits can be pre-sold or traded on the open market. The spot price is currently over US$ 10 per Credit. Carbon Credits are relatively new but are measured in tonnes of CO2.

●	The Chiligatoro Project is expected eliminate approximately 27,000 tonnes of CO2.per year, or earn 27,000 CER Credits annually. 27,000 CER /year x $10 /CER = US$ 270,000 per year.

●	Reforestation in Project Buffer Zone

●
Reforestation generates revenue directly and indirectly. Planting tropical hardwood trees such as mahogany is expected to generate direct revenue in less than 20 years. Current prices yield more than US$ 8,000 per tree.

●
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

We acquired the rights to Iscan from Energetica de Occidente S.A. de C.V., a corporation formed under the laws of Honduras (the “Energetica”), pursuant to the terms of an acquisition agreement we entered into with the Iscan Seller on January 5, 2011.  We agreed to pay Energetica a total of 1,000,000 shares of common stock consisting of 500,000 shares of our common stock within 30 days of closing and 500,000 shares of our common stock upon us raising $8,500,000 no later than 36 months after closing.  We also agreed to pay the Energetica a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from Iscan prior to completion of the payment of the foregoing.   If we default on financing obligations under this agreement, Energetica  can terminate this agreement, rescind the sale of these rights to us, and all rights, title and interest to Iscan will be transferred back to Energetica.  Minerco has not issued any shares because it is awaiting approval from SERNA for the project before the transfer of title and we expect title to be transferred in the middle of the second quarter of calendar 2012.

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

We acquired the rights to Sayab  from  Energia Renovable Hondurenas S.A., a corporation formed under the laws of Honduras (the “ Sayab Seller”), pursuant to the terms of an acquisition agreement we entered into with the Sayab Seller on January 18, 2011.  We agreed to pay the Sayab Seller a total of 1,000,000 shares of common stock consisting of 500,000 shares of our common stock within 30 days of closing and 500,000 shares of our common stock upon us raising $10,000,000 no later than 18 months after closing.  We also agreed to pay the Sayab Seller a royalty of 6% of the adjusted gross revenue, derived after all applicable taxes, from Sayab prior to completion of the payment of the foregoing.   Further, we agreed to pay the Sayab Seller a royalty of 12% of the adjusted gross revenue, derived after all applicable taxes, from Sayab after the completion of the payout for the life of Sayab, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as all associated costs related to the development of Sayab.  As additional consideration for this Agreement, the Sayab Seller will have the right to, upon written notice delivered to us, to purchase back from us up to an additional 8% of Sayab.  The buyback purchase price will be determined by actual costs incurred by us relating to Sayab.  The Sayab Seller can buy back or obtain 0.5% increments until a maximum 20% total interest is obtained.  If we are unable to obtain the financing requirements of this agreement, the Sayab Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to Sayab shall be transferred back to the Sayab Seller.  Minerco has not issued any shares because it is awaiting approval from SERNA for the project before the transfer of title and we expect title to be transferred in the middle of the second quarter of calendar 2012.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010		Period from June 21, 2007 (Date of Inception) to October 31, 2011
Loan Recovery	$-	$-		$(13,000)
Impairment of Note Receivable	-	-		32,700
General and Administrative Expenses	257,119	75,736		1,399,975
Chiligatoro Operating Expenses	-	15,500		61,000
Interest Expense	3,710	82		7,186
Accretion of discount on convertible debt	283,943		-	345,602
Loss on derivative liability	219,372		-	261,588
Sale of discontinued operations	-		-	(14,935)
Net Loss	$764,144	$91,318		$2080,116
Net Loss per Share –Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	622,779,824	345,697,174

Results of Operations for the Three Months Ended October 31, 2011

During the three months ended October 31, 2011 we incurred a net loss of $764,144, compared to a net loss of $91,318 during the same period in fiscal 2011. The increase in our net loss during the three months ended October 31, 2011 was primarily due to increased General and Administrative Expense due to an increase in officer salary and stock compensation. Also, there was a loss of $219,372 and accretion of $283,943 associated with the derivative in the convertible debt.

Our total general and administrative expenses for the three months ended October 31, 2011 were $257,119, compared to operating expenses of $75,736 during the same period in fiscal 2011. Our total general and administrative expenses during the three months ended October 31, 2011 consisted of $94,157 in compensation expense, $56,199 in stock compensation expense, $23,659 in professional fees, $38,000 in consulting fees and $45,106 in general and administrative expense and during the three months ended October 31, 2010 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to October 31, 2011

From our inception on June 21, 2007 to October 31, 2011 we did not generate any revenues and we incurred a net loss of $2,080,116. We may not generate significant revenues from our interest in our Hydro-Electric or Wind Projects or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to October 31, 2011 were $1,399,975, and consisted entirely of $453,416 in compensation expense, $232,964 in stock compensation expense, $142,742 in professional fees, $299,600 in consulting fees and $271,253 in general and administrative expenses. We have not incurred any foreign exchange losses, management fees, rent expenses or other operating expenses since our inception.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to October 31, 2011 we also received $13,000 in the form of proceeds from loan recovery and incurred $32,700 in expenses related to the impairment of a note receivable. Also, there was a loss of $261,588 and accretion of $345,602 associated with the derivative in the convertible debt

Liquidity and Capital Resources

As of October 31, 2011 we had $1,248 in cash and $716,748 in total assets, $1,024,263 in total liabilities and a working capital deficit of $1,023,015. Our accumulated deficit from our inception on June 21, 2007 to October 31, 2011 was $2,080,116 and was funded primarily through advances from related parties, equity and debt financing.

From our inception on June 21, 2007 to October 31, 2011 we spent net cash of $537,966 on operating activities. During the three months ended October 31, 2011 we spent net cash of $57,997 on operating activities, compared to net cash spending of $105,127 on operating activities during the same period in fiscal 2011. The decrease in expenditures on operating activities for the three months ended October 31, 2011 was primarily due to an increased net loss offset by a loss on derivatives, accretion expense, issuance of share based compensation and issuance for services, increase in accounts payable and accounts payable due to related parties.

From our inception on June 21, 2007 to October 31, 2011 we spent net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We spent  net cash of $0 on investing activities during the three months ended October 31, 2011 and 2010.

From our inception on June 21, 2007 to October 31, 2011 we received net cash of $549,214 from financing activities, which consists of $90,514 from the issuance of our common stock, $411,500 from debt financing, $46,018 in proceeds from a related party, and $1,182 in capital contributions. During the three months ended October 31, 2011 we did receive $59,095 net cash from financing activities, compared to net cash received of $100,000 during the same period in fiscal 2011. The decrease in receipts from financing activities for the three months ended October 31, 2011 was primarily lower proceeds from loans and payment to related parties.

During the three months ended October 31, 2011 our monthly cash requirements to fund our operating activities was approximately $20,354. Our cash of $1,248 as of October 31, 2011 is not sufficient to cover our current monthly burn rate for a full month.

We estimate our planned expenses for the next 24 months (beginning December 2011) to be approximately $13,801,000, as summarized in the table below.

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

Based on our planned expenditures, we require additional funds of approximately $13,799,752 (a total of $13,801,000 less our approximately $1,248 in cash as of October 31, 2011) to proceed with our business plan over the next 24 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Our activities will be directed by V. Scott Messina, our President, Chief Executive Officer and a member of the Board of Directors and Sam J Messina III, our Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors, who will also manage our operations and supervise our other planned acquisition activities.

Future Financings

Our financial statements for the three months ended October 31, 2011 have been prepared on a going concern basis and there is substantial doubt about our ability to continue as a going concern. We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the various Hydro-Electric and Wind Projects, or from any of the hydro-electric or wind projects in which we acquire an interest. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.

Of the $13,801,000 we require for the next 24 months, we had approximately $1,248 in cash as of October 31, 2011. We intend to raise the balance of our cash requirements for the next 24 months (approximately $13,799,752), private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing other than the equity line, and there is no guarantee that any financing will be successful. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as   of October 31, 2011:

Bridge Notes Payable

Name	Amount	Date of Issuance	Maturity Date	Features

Convertible Promissory Note	$500	2/3/11	11/7/11	8% interest rate converts at a variable conversion price of 31% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$27,500	3/29/11	12/9/11	8% interest rate converts at a variable conversion price of 31% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$36,000	6/6/11	12/6/11	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$32,500	6/22/11	3/26/12	8% interest rate converts at a variable conversion price of 55% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$18,000	8/6/11	2/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$27,500	8/9/11	5/11/12	8% interest rate converts at a variable conversion price of 55% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$73,600	9/1/11	On Demand
0% interest rate
converts at $.0004 per share unless an event of default and then  converts at the lower of par value and half the average bid over the five trading days prior to conversion but in no case less than a 51% interest in the Company Convertible Promissory Note

Convertible Promissory Note	$73,600	9/1/11	On Demand
0% interest rate
converts at $.0004 per share unless an event of default and then converts at the lower of par value and half the average bid over the five trading days prior to conversion but in no case less than a 51% interest in the Company

Convertible Promissory Note	$35,000	9/27/11	6/29/12	8% interest rate converts at a variable conversion price of 51% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$27,000	11/6/11	5/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days

Outstanding Notes

As of October 31, 2011 our obligation sunder outstanding notes totaled an aggregate principal amount of $377,000.  Of such amount $200,000 is due on demand and $500 is due November 2011.  We currently do not have sufficient funds to pay any of the past due or future notes.

On October 12, 2010, we issued a promissory note to an unrelated third party in the amount of $200,000 in consideration for monies loaned to our company. The promissory note is non-interest bearing and due on demand. We currently do not have the funds necessary to repay this debt if a demand were to be made. The promissory note was subsequently sold to two unrelated parties, each acquiring $100,000 of the principal amount owed under the promissory note. On September 1, 2011, we entered into two agreements, each of which provide for the exchange of the principal amount of $100,000 of the promissory notes for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000. Each Convertible Note plus accrued interest of 0% may be converted into shares of common stock of the Company at any time before the maturity date by the Convertible Note holder at a conversion price of $0.0004 per share at the time of conversion. In the event of a default by the Company, each Convertible Note plus accrued interest may be converted into shares of common stock of the Company at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date, but in no case for an amount less than a 51% interest in the Company. The Company is obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k).

On each of February 3, 2011, March 29, 2011, June 22, 2011, August 9, 2011 and September 27, 2011 we entered into a Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises for $53,000, $27,500, $32,500, $27,500 and $35,000 respectively.  The convertible notes carries an 8% rate of interest and the February and March  is convertible into common stock at a variable conversion price of 31% of the market price and the June  and August Notes are convertible into common stock at a variable conversion price of 55% of the market price and the September Note is convertible into common stock at a variable conversion price of 51% of which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The promissory note issued in February was due on November 7, 2011 and all but $500 was converted into common stock, the promissory note issued in March is due December 29, 2011, the promissory note issued on June 22, 2011 is due on March 26, 2012, the promissory note issued on August 9, 2011 is due on May 11, 2012 and the promissory note issued on September 27, 2011 is due on June 29, 2012.

On June 6, 2011, August 6, 2011 and November 6, 2011, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $36,000, $18,000 and $27,000, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The June Convertible Promissory Note was due on December 6, 2011, the August Convertible Promissory Note is due on February 6, 2012 and the November Convertible Promissory Note is due on May 6, 2012.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On August 6, 2011 we issued one convertible promissory note in the principal amount of $18,000 that bears interest at a rate of 5% per annum and converts to common stock at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days before conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On August 8, 2011, the Company issued 7,058,824 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On August 9, 2011 we issued one convertible promissory note in the principal amount of $27,500 that bears interest at a rate of 8% per annum at a variable conversion price of 55% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days before conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On August 28, 2011, the Company entered into a consulting agreement with SE Media for two months with an option to extend for an additional one month. SE Media was issued 20,000,000 shares of Minerco Resources, Inc as compensation for a total expense of $38,000.  The issuance of stock was exempt from registration under Section 4 (2). No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the consultant had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

On August 28, 2011, the Company issued 40,000,000 common shares to our Chief Financial Officer pursuant to an amendment to his employment agreement for a total expense of $76,000 which will be amortized using the straight line method over the remainder of the 5 year contract.  The issuance of stock was exempt from registration under Section 4 (2). No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the consultant had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

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

On September 2, 2011, the Company issued 20,000,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On September 12, 2011, the Company issued 12,000,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On September 16, 2011, the Company issued 20,000,000 common shares pursuant to a convertible promiss6ory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On September 27, 2011 we issued one convertible promissory note in the principal amount of $35,000 that bears interest at a rate of 8% per annum at a variable conversion price of 51% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days before conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On October 10, 2011, the Company issued 15,000,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On October 24, 2011, the Company issued 30,000,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On October 31, 2011, the Company issued 30,000,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On November 6, 2011 we issued one convertible promissory note in the principal amount of $27,000 that bears interest at a rate of 5% per annum and converts to common stock at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days before conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On November 9, 2011, the Company issued 14,555,556 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On November 15, 2011, the Company issued 35,714,286 common shares pursuant to a convertible promissory note to dated March 29, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On November 21, 2011, the Company issued 33,333,333 common shares pursuant to a convertible promissory note to dated March 29, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On December 6, 2011, the Company issued 33,333,333 common shares pursuant to a convertible promissory note to dated March 29, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.1	Convertible Promissory Note with SE Media Partners, Inc. dated November 6, 2011				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

December 13, 2011	BY:
V. Scott Messina, President (Principal Executive Officer)

December 13, 2011	BY:
Sam Messina III, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.1	Convertible Promissory Note with SE Media Partners, Inc. dated November 6, 2011				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE