Form 10-Q
period 2012-01-31
Minerco Resources, Inc.
filed 2012-03-21
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).   Yes☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 21, 2012 the registrant had 69,494,428 outstanding shares of its common stock.

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

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	January 31,	July 31,
	2012	2011
ASSETS

Cash	$115	$150
Prepaid Expense	-	1,816
Current Assets	-	1,966
Other Assets
Intangible asset - Chiligatoro rights	715,500	715,500

Total Assets	$715,615	$717,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$84,712	$66,316
Accounts payable – related party	410,869	248,687
Convertible Note Payable (net of discount of $46,079)	288,721	261,659
Derivative Liability	671,984	191,216
Total Liabilities	1,456,286	767,878
Stockholders’ Deficit
Common stock, $0.001 par value, 1,175,000,000 shares authorized, 6,745,317 and 3,025,348 outstanding at January 31, 2012 and July 31, 2011, respectively	6,745	3,025
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 15,000,000 and 10,000,000 outstanding at January 31, 2012 and July 31, 2011, respectively	15,000	10,000
Additional paid-in capital	1,870,544	1,252,535
Deficit accumulated during the development stage	(2,632,960)	(1,315,972)
Total Stockholders’ Deficit	(740,671)	(50,412)
Total Liabilities and Stockholders’ Deficit	$715,615	$717,466

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

	Three Months	Three Months	Six Months	Six Months	Period from
	Ended	Ended	Ended	Ended	21-Jun-07
	January 31,	January 31,	January	January	(Date of Inception)
	2012	2011	31, 2012	31, 2011	to January 31, 2012

General and Administrative	$182,587	$319,414	$439,706	$395,150	$1,585,262
Chiligatoro Operating Costs	-	-	-	15,500	61,000
Total Expense	182,587	319,414	439,706	410,650	1,646,262

Impairment of Note Receivable	-	-	-	-	30,000
Loan Recovery	-	-	-	-	(13,000)
Interest Expense	1,969	-	5,679	82	9,155
Gain on settlement of debt	-	(14,935)	-	(14,935)	(14,935)
Accretion of discount on convertible debt	64,341	-	348,284	-	409,943
(Gain)/Loss on derivative liability	303,947	-	523,319	-	565,535
Total Other Expenses	370,257	-	877,282	-	986,698

Net Loss	$(552,844)	$(304,479)	$(1,316,988)	$(395,797)	$(2,632,960)

Net Loss Per Common Share – Basic and Diluted	$(0.10)	$(0.12)	$(0.26)	$(0.16)

Weighted Average Common Shares Outstanding	5,620,865	2,563,955	5,097,261	2,434,301

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months	Six Months	Period from
	Ended	Ended	June 21, 2007
	January 31,	January 31,	(Date of Inception)
	2012	2011	To January 31,
			2012
Cash Flows from Operating Activities

Net loss for the period	$(1,316,988)	$(395,797)	$(2,632,960)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain/Loss on settlement of debt	-	(14,935)	(14,935)
Loss on derivative	523,319	-	565,535
Accretion of discount	348,284	-	409,943
Share based compensation	153,337	165,718	591,701
Impairment of notes receivable	-	-	30,000
Changes in operating assets and liabilities:
Prepaid expense	1,816	(475)	-
Accounts payable and accrued liabilities	65,515	44,840	131,831
Accounts payable- related party	165,587	41,888	379,786
Net Cash Used in Operating Activities	(59,130)	(158,761)	(539,099)

Cash Flows from Investing Activities

Loan to third party	-	-	(10,000)
Net Cash Used in Investing Activities	-	-	(10,000)

Cash Flows from Financing Activities

Capital contribution	-	-	1,182
Proceeds from issuance of common stock	-	-	90,514
Proceeds from loan	62,500	100,000	411,500
Proceeds from related party debt	-	39,351	49,423
Repayment of related party debt	(3,405)	-	(3,405)
Net Cash Provided by Financing Activities	59,095	139,351	549,214

Net change in cash	(35)	(19,140)	115

Cash, Beginning of Period	150	20,916	-

Cash, End of Period	$115	$1,506	$115

Supplemental disclosures of cash flow information

Cash paid for interest	-	82	-
Cash paid for income taxes	-	-	-

Non cash investing and financing activities:
Debt discount on convertible notes	$307,022		$456,022
Settlement of accounts payable in exchange of notes payable	$45,000		$45,000
Shares issued upon conversion note payable	$121,700		$121,700
Shares issued upon conversion of accrued interest	$2,120		$2,120
Derivative liability re-classed to equity upon conversion of notes payable to common shares	$349,572		$349,572
Common stock issued for Chiligatoro rights	$-	$-	$715,500
Common stock issued for note receivable	$-	$-	$20,000

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

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended January 31, 2012, the Company has an accumulated deficit and no revenue. The Company is in the business of developing, producing and providing clean, renewable energy solutions in Central America. The Company participates in and invests in development projects with other companies in clean, renewable energy projects. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on January 31, 2012.

	Level 1	Level 2	Level 3	Total
Assets	-	-	-	-
Liabilities	-	-	-	-
Derivative Financial Instruments	$-	$-	$671,984	$671,984

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2011.

	Level 1	Level 2	Level 3	Total
Assets	-	-	-	-
Liabilities	-	-	-	-
Derivative Financial Instruments	$-	$-	$191,216	$191,216

4. Common Stock

Effective December 27, 2011, the Company announced a reverse split of 150:1, resulting in the share and per share information being retroactively change to effect the split from the first day of the first period presented.

On August 8, 2011, the Company issued 47,059 common shares at a conversion rate of $0.255 for the conversion of $12,000 of debt pursuant to a convertible promissory note dated February 3, 2011.

On August 28, 2011, the Company entered into a consulting agreement with SE Media for two months with an option to extend for an additional one month. SE Media was issued 133,333 shares at $0.285 of Minerco Resources, Inc for a total compensation expense of $38,000.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

4. Common Stock (continued)

On August 28, 2011, the Company issued 266,667 common shares to our Chief Financial Officer pursuant to an amendment to his employment agreement for a total expense of $76,000 which will be amortized using the straight line method over the remainder of the 5 year contract. The expense recognized as of January 31, 2012 is 7,595 and 68,405 is unamortized as of January 31, 2012.

On September 1, 2011, the Company issued 880,000 common shares at a conversion rate of $0.06 for the conversion of $52,800 of debt pursuant to a convertible promissory note dated September 1, 2011.

On September 2, 2011, the Company issued 133,333 common shares at a conversion rate of $0.075 for the conversion of $10,000 of debt pursuant to a convertible promissory note to dated February 3, 2011.

On September 12, 2011, the Company issued 80,000 common shares at a conversion rate of $0.075 for the conversion of $6,000 of debt pursuant to a convertible promissory note to dated February 3, 2011.

On September 16, 2011, the Company issued 133,333 common shares at a conversion rate of $0.06 for the conversion of $8,000 of debt pursuant to a convertible promiss6ory note to dated February 3, 2011.

On October 10, 2011, the Company issued 100,000 common shares at a conversion rate of $0.045 for the conversion of $4,500 of debt pursuant to a convertible promissory note to dated February 3, 2011.

On October 24, 2011, the Company issued 200,000 common shares at a conversion rate of $0.03 for the conversion of $6,000 of debt pursuant to a convertible promissory note to dated February 3, 2011.

On October 31 2011, the Company issued 200,000 common shares at a conversion rate of $0.03 for the conversion of $6,000 of debt pursuant to a convertible promissory note to dated February 3, 2011.

On November 9, 2011, the Company issued 97,037 common shares at a conversion rate of $0.027 for the conversion of $500 of debt pursuant to a convertible promissory note to dated February 3, 2011 along with accrued interest of $2,120.

On November 15, 2011, the Company issued 238,096 common shares at a conversion rate of $0.021 for the conversion of $5,000 of debt pursuant to a convertible promissory note to dated March 29, 2011.

On November 21, 2011, the Company issued 222,223 common shares at a conversion rate of $0.018 for the conversion of $4,000 of debt pursuant to a convertible promissory note to dated March 29, 2011.

On December 6, 2011, the Company issued 222,223 common shares at a conversion rate of $0.009 for the conversion of $2,000 pursuant to a convertible promissory note to dated March 29, 2011.

On December 15, 2011, the Company issued 200,000 common shares at a conversion rate of $0.0075 for the conversion of $1,500 pursuant to a convertible promissory note to dated March 29, 2011.

On December 28, 2011, the Company issued 283,334 common shares at a conversion rate of $0.006 for the conversion of $1,700 pursuant to a convertible promissory note to dated March 29, 2011.

On January 17, 2012, the Company issued 283,334 common shares at a conversion rate of $0.006 for the conversion of $1,700 pursuant to a convertible promissory note to dated March 29, 2011.

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

On August 28, 2011, the Company issued 5,000,000 shares of its Class A Convertible Preferred stock to its Chief Financial Officer pursuant to an amendment to his employment agreement.  The compensation expense for the stock grant will be amortized evenly over the remainder of the 5 year employment agreement based on the closing stock price of the Company’s common stock on the date of the grant ($0.0019). Total expense to be recognized over the 5 year term is $95,000, whereby Company recognized $9,494 as of January 31, 2012 and $85,506 is unamortized as of January 31, 2012.  If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, 3,000,000 shares granted to him will be returned.  If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, 2,000,000 shares granted to him will be returned.  If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, 1,000,000 shares granted to him will be returned.

6. Related Parties

As of January 31, 2012, the Company was indebted to the current Chief Executive Officer for $213,608 ($127,674 at July 31, 2011) relating to accrued salary and $15,797 for the expenses paid on behalf of the Company. The Company is also indebted to the current Chief Financial Officer for $165,078 ($83,515 at July 31, 2011) relating to accrued salary and $16,386 for the expenses paid on behalf of the company for a total of $410,869.

7.  Convertible Note Payable

As of January 31, 2012, the Company was indebted to an unrelated third party for $147,200, for monies loaned to the Company.  On October 12, 2010, the Company granted a promissory note to this party in the amount of $200,000 in consideration for monies loaned to the company.  The promissory note is non-interest bearing and due on demand.  On September 1, 2011, the Company entered  into two agreements, each of which provide for the exchange of the two promissory notes dated October 12, 2010 in the principal amount of $100,000 for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000.  Each Convertible Note plus accrued interest of 0% may be converted into shares of common stock of the Company at any time before the maturity date by the Convertible Note holder at a conversion price of $0.001per share or 50% of the lowest market price of the five trading days immediately preceding a conversion date. In the event of a default by the Company, each Convertible Note plus accrued interest may be converted into shares of common stock of the Company at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date, but in no case for an amount less than a 51% interest in the Company.

The Company is obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k). On September 1, 2011, a note holder converted $52,800 of principal into 880,000 shares of the company.

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

On August 6, 2011, Company converted its accounts payable due to SE Media into entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $18,000.  The convertible note carries an 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Promissory Note is due on February 6, 2012.

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

On November 6, 2011, the Company converted its accounts payable due to SE Media into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $27,000.  The convertible note carries an 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Promissory Note is due on May 6, 2012.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

A summary of changes in Convertible Promissory Notes payable for the period ended January 31, 2012 is as follows:

Beginning balance	$261,659
Gross proceeds from the notes payable	62,500
Accounts payable re-classed to note payable	45,000
Less: debt discount from conversion options	(307,022)
Less: Conversion of notes payable	(121,700)
Add: amortization of discount	348,284

Total notes payable	$288,721

8. Derivative liabilities

Derivative Liability:

The fair values of the instruments were determined to be $671,984 using a Black-Scholes option-pricing model.  Upon the issuance dates of the new Convertible Promissory Notes, $307,022 was recorded as debt discount and $630,281 was recorded as day one loss on derivative liability.  During the six months January 31, 2012, the Company recorded a net loss on mark-to-market of the conversion options of $523,319.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at January 31, 2012:

Beginning Balance	$191,216
New issuance derivative value accounted for as debt discount	307,022
Day one loss on excess of fair value over proceeds received	630,281
Derivative re-classed to equity upon conversion of notes payable to common stock	(349,572)
Six months ended January 31, 2012 gain on change in fair value	(106,962)
Balance at January 31, 2012	$671,984

The following table summarizes the derivative liabilities included in the consolidated statement of expenses at January 31, 2012:

Day one loss on fair value	$630,281
Six months ended January 31, 2012 gain on change in fair value	(106,962)
Total loss on derivative as of January 31, 2012	$523,319

The valuation of the above derivative instruments are determined primarily using the Black-Scholes option pricing model. To determine the fair value of the derivatives, Minerco evaluates assumptions regarding the probability of certain future events. The fair values of the derivatives as of January 31, 2012 were estimated using the Black-Sholes model with the following assumption: $0.03 quoted stock price; $0.00465 to $0.06 exercise price; 499.84% to 831.44% volatility; less than 1 year estimated life; zero dividends and a 0.04%  to 0.08% discount rate.

9. Commitments

Employment Agreements

On August 28, 2011, the Company amended an exclusive employment agreement with Sam J Messina III to serve as our Chief Financial Officer, Secretary and Treasurer.  Mr. Messina is paid a salary of $150,000 per annum as of August 28, 2011. If revenues exceed $10 million, then Mr. Messina’s salary will be increased to $300,000 per annum. If revenues exceed $20 million, then Mr. Messina’s salary will be increased to $450,000 per annum.  Mr. Messina was issued 466,667 shares of common stock and 5,000,000 share of Class A Convertible Preferred Stock, upon the effective date of the agreement.

10. Subsequent Events

a)
On February 1, 2012, the Company and SE Media Partners, Inc. entered into amendment to the convertible promissory note dated June 6, 2011 for $36,000 to amend the conversion price to the lesser or $0.001 or 50% of the lowest Per share market value of the five trading days immediately preceding the conversion date.

b)	On February 3, 2012, the Company issued 283,334 common shares at a conversion rate of $0.006 for the conversion of $1,700 of debt pursuant to a convertible promissory note dated March 29, 2011.
c)	On February 17, 2012, the Company issued 10,690,000 common shares at a conversion rate of $0.001 for the conversion of $10,690 of debt pursuant to a convertible promissory note dated June 6, 2011.
d)	On February 17, 2012, the Chief Execute Officer converted 2,500,000 shares of Class A Preferred Convertible Stock to 25,000,000 shares of common stock.
e)	On February 17, 2012, the Chief Financial Officer converted 2,500,000 shares of Class A Preferred Convertible Stock to 25,000,000 shares of common stock.
f)
On February 20, 2012, the Company and MSF International Inc. entered into amendment to the convertible promissory note dated September 1, 2011 for $100,000 to amend the conversion price to the lesser or $0.001 or 50% of the lowest Per share market value of the five trading days immediately preceding the conversion date for the remaining $73,600 of the balance due and owing.

g)
On February 20, 2012, the Company and FTB Enterprises Inc. entered into amendment to the convertible promissory note dated September 1, 2011 for $100,000 to amend the conversion price to the lesser or $0.001 or 50% of the lowest Per share market value of the five trading days immediately preceding the conversion date for the remaining $73,600 of the balance due and owing.

h)	On March 9, 2012, the Company issued 1,774,194 common shares at a conversion rate of $0.0062 for the conversion of $11,000 pursuant to a convertible promissory note to dated March 29, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended January 31, 2012 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Our common stock is quoted on the OTCQB under the symbol “MINE”.  On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  On February 13, 2012, the Company effected a 150 for 1 reverse stock split, increasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares.  All share amounts through this quarterly report have been retroactively adjusted for all periods to reflect this stock split.

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

We acquired the rights to Chiligatoro from ROTA INVERSIONES S.DE R.L., a corporation formed under the laws of Honduras (“Rota”), pursuant to the terms of an acquisition agreement we entered into with  Rota on May 27, 2010.  We agreed to pay Rota at total of 18,000,000 shares of common stock consisting of 9,000,000 shares of our  common stock within 3 days of closing, 4,500,000 shares of our common stock within 180 days of closing and 4,500,000 shares of our common stock upon us raising of $12,000,000 no later than 24 months after closing.  We are in active negotiations for a 12 month extension to the original May 27, 2012 deadline to raise the capital required for the project.  We also agreed to pay Rota a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from Chiligatoro prior to completion of the payment of the foregoing.  Further, we agreed to pay Rota a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from Chiligatoro after the completion of the payout for the life of Chiligatoro, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as all associated costs related to the development of Chiligatoro.  If we are unable to obtain the financing requirements of this agreement, Rota will have the right to terminate the agreement with full rights of rescission, and all rights, title and interest to Chiligatoro shall be transferred back to Rota.  13,500,000 shares of common stock were issued to ROTA on June 4, 2010.

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

Caserio Rio Frio

On January 10, 2011, we entered into a binding letter of intent with Sesacepa Energy Company S.A. de CV (“SENCO”), a corporation formed and operated under the laws of Honduras (”SENCO”), for the acquisition of a 30% interest in a Hydro – Electric Project known as “Caserio Rio Frio Hydro – Electric Project” in Honduras in Central America (”Caserio Rio Frio”).  The agreement also provides for us to obtain a minimum 30% interest and a maximum 80% interest in the remaining 2 phases of Caserio Rio Frio known as “El Chaguiton and El Palmar.”  Actual ownership will be determined at the actual equity placement for the projects.  We will pay SENCO$562,028 over the course of a twelve (12) month period upon execution of a definitive agreement.  We expect to close negotiations by end of the fiscal year or rescind the original letter of intent.

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

Rio Sixe

On January 24, 2011, we entered into a binding letter of intent with Sesacepa Energy Company S.A. de CV (“SENCO”), a corporation formed and operated under the laws of Honduras (“the Rio Sixe Seller”) for the acquisition of a minimum 30% interest and a maximum of 80% interest in a Hydro – Electric Project known as “Rio Sixe Hydro – Electric Project” in Honduras in Central America (the “Project”).  We will pay the Rio Sixe Seller $12,800 over the course of a five (5) month period upon execution of a definitive agreement.  We expect to close negotiations by end of the fiscal year or rescind the original letter of intent.

Results of Operations

Our results of operations are presented below:

	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011		Period from June 21, 2007 (Date of Inception) to January 31, 2012
Loan Recovery	$-	$-		$(13,000)
Impairment of Note Receivable	-	-		30,000
General and Administrative Expenses	439,706	395,150		1,585,262
Chiligatoro Operating Expenses	-	15,500		61,000
Interest Expense	5,679	82		9,155
Accretion of discount on convertible debt	348,284		-	409,943
Loss on derivative liability	523,319		-	565,535
Gain on settlement of debt	-	(14,935)	-	(14,935)
Net Loss	$1,316,988	$395,797		$2,632,960
Net Loss per Share –Basic and Diluted	$(0.26)	$(0.16)
Weighted Average Shares Outstanding	5,097,261	2,434,301

Results of Operations for the Six Months Ended January 31, 2012

During the six months ended January 31, 2012 we incurred a net loss of $1,316,988, compared to a net loss of $395,797 during the same period in fiscal 2011. The increase in our net loss during the six months ended January 31, 2012 was primarily due to increase in loss on derivative liability and accretion of discount of debt on convertible. Also, there was a loss of $523,319 and accretion of $348,284associated with the derivative in the convertible debt.

Our total general and administrative expenses for the six months ended January 31, 2012 were $439,706, compared to operating expenses of $395,150 during the same period in fiscal 2011. Our total general and administrative expenses during the six months ended January 31, 2012 consisted of $192,257 in compensation expense, $153,337 in stock compensation expense, $36,580 in professional fees and $57,532 in general and administrative expense and during the six months ended January 31, 2012 consisted of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011		Period from June 21, 2007 (Date of Inception) to January 31, 2012
Loan Recovery	$-	$-		$(13,000)
Impairment of Note Receivable	-	-		30,000
General and Administrative Expenses	182,587	319,414		1,585,262
Chiligatoro Operating Expenses	-			61,000
Interest Expense	1,969	-		9,155
Accretion of discount on convertible debt	64,341		-	409,943
(Gain) / Loss on derivative liability	303,947		-	565,535
Gain on settlement of debt	-	(14,935)	-	(14,935)
Net Loss	$552,844	$304,479		$2,632,960
Net Loss per Share –Basic and Diluted	$(0.10)	$(0.12)
Weighted Average Shares Outstanding	5,620,865	2,563,955

Results of Operations for the Three Months Ended January 31, 2012

During the three months ended January 31, 2012 we incurred a net loss of $552,844, compared to a net loss of $304,479 during the same period in fiscal 2011. The decrease in our net loss during the three months ended January 31, 2012 was primarily due to decreased General and Administrative Expense due to a decrease in third party stock compensation. Also, there was a gain of $35,383 and accretion of $8,149 associated with the derivative in the convertible debt.

Our total general and administrative expenses for the three months ended January 31, 2012 were $182,587, compared to operating expenses of $319,414 during the same period in fiscal 2011. Our total general and administrative expenses during the three months ended January 31, 2012 consisted of $98,100 in compensation expense, $59,138 in stock compensation expense, $12,921 in professional fees, and $12,428 in general and administrative expense and during the three months ended January 31, 2011 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to January 31, 2012

From our inception on June 21, 2007 to January 31, 2012 we did not generate any revenues and we incurred a net loss of $2,632,960. We may not generate significant revenues from our interest in our Hydro-Electric or Wind Projects or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to January 31, 2012 were $1,585,262, and consisted entirely of $551,516 in compensation expense, $591,701 in stock compensation expense, $155,663 in professional fees, $299,600 in consulting fees and $286,382 in general and administrative expenses. We have not incurred any foreign exchange losses, management fees, rent expenses or other operating expenses since our inception.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to January 31, 2012 we also received $13,000 in the form of proceeds from loan recovery and incurred $30,000 in expenses related to the impairment of a note receivable. Also, there was a loss of $565,535 and accretion of $409,943 associated with the derivative in the convertible debt

Liquidity and Capital Resources

As of January 31, 2012 we had $115 in cash and $715,615 in total assets, $1,456,286 in total liabilities and a working capital deficit of $1,456,171. Our accumulated deficit from our inception on June 21, 2007 to January 31, 2012 was $2,632,960 and was funded primarily through advances from related parties, equity and debt financing.

From our inception on June 21, 2007 to January 31, 2012 we spent net cash of $539,099 on operating activities. During the six months ended January 31, 2012 we spent net cash of $59,130 on operating activities, compared to net cash spending of $158,761 on operating activities during the same period in fiscal 2011. The decrease in expenditures on operating activities for the six months ended January 31, 2012 was primarily due to an increased net loss offset by a loss on derivatives, accretion expense, issuance of share based compensation and issuance for services, increase in accounts payable and accounts payable due to related parties.

From our inception on June 21, 2007 to January 31, 2012 we spent net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We spent net cash of $0 on investing activities during the six months ended January 31, 2012 and 2011.

From our inception on June 21, 2007 to January 31, 2012 we received net cash of $549,214 from financing activities, which consists of $90,514 from the issuance of our common stock, $411,500 from debt financing, $46,018 in proceeds from a related party, and $1,182 in capital contributions. During the six months ended January 31, 2012 we did receive $59,095 net cash from financing activities, compared to net cash received of $139,351 during the same period in fiscal 2011. The decrease in receipts from financing activities for the six months ended January 31, 2012 was primarily lower proceeds from payment from related parties.

During the six months ended January 31, 2012 our monthly cash requirements to fund our operating activities was approximately $35,783. Our cash of $115 as of January 31, 2012 is not sufficient to cover our current monthly burn rate for a full month.

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

Based on our planned expenditures, we require additional funds of approximately $13,800,885 (a total of $13,801,000 less our approximately $115 in cash as of January 31, 2012) to proceed with our business plan over the next 24 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Future Financings

Our financial statements for the three months ended January 31, 2012 have been prepared on a going concern basis and there is substantial doubt about our ability to continue as a going concern. We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the various Hydro-Electric and Wind Projects, or from any of the hydro-electric or wind projects in which we acquire an interest. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.

Of the $13,801,000 we require for the next 24 months, we had approximately $115 in cash as of January 31, 2012. We intend to raise the balance of our cash requirements for the next 24 months (approximately $13,800,885), private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing other than the equity line, and there is no guarantee that any financing will be successful. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as   of January 31, 2012:

Bridge Notes Payable

Name	Amount	Date of Issuance	Maturity Date	Features

Convertible Promissory Note	$11,600	3/29/11	On Demand	8% interest rate converts at a variable conversion price of 31% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$36,000	6/6/11	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	$32,500	6/22/11	3/26/12	8% interest rate converts at a variable conversion price of 55% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$18,000	8/6/11	2/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$27,500	8/9/11	5/11/12	8% interest rate converts at a variable conversion price of 55% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$73,600	9/1/11	On Demand	0% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days but in no case less than a 51% interest in the Company
Convertible Promissory Note	$73,600	9/1/11	On Demand	0% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days but in no case less than a 51% interest in the Company
Convertible Promissory Note	$35,000	9/27/11	6/29/12	8% interest rate converts at a variable conversion price of 51% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$27,000	11/6/11	5/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days

Outstanding Notes

As of January 31, 2012 our obligations under outstanding notes totaled an aggregate principal amount of $334,800.  Of such amount $147,200, $11,600, and $36,000 is due on demand; and $18,000 is due February 6, 2012.  We currently do not have sufficient funds to pay any of the past due or future notes.

On October 12, 2010, we issued a promissory note to an unrelated third party in the amount of $200,000 in consideration for monies loaned to our company.  The promissory note is non-interest bearing and due on demand.   We currently do not have the funds necessary to repay this debt if a demand were to be made. The promissory note was subsequently sold to two unrelated parties, each acquiring $100,000 of the principal amount owed under the promissory note. On September 1, 2011, we entered into two agreements, each of which provide for the exchange of the principal amount of $100,000 of the promissory notes  for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000.  Each Convertible Note plus accrued interest of 10% may be converted into shares of common stock of the Company at any time before the maturity date by the Convertible Note holder at a conversion price of $0.0004 per share at the time of conversion. In the event of a default by the Company, each Convertible Note plus accrued interest may be converted into shares of common stock of the Company at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date, but in no case for an amount less than a 51% interest in the Company. The Company is obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k).  On February 20, 2012, we amended the remaining balances on the notes of $73,600 due on each note to the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days.

On each of February 3, 2011, March 29, 2011, June 22, 2011, August 9, 2011 and September 27, 2011 we entered into a Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises for $53,000, $27,500, $32,500, $27,500 and $35,000 respectively.  The convertible notes carries an 8% rate of interest and the February and March  is convertible into common stock at a variable conversion price of 31% of the market price and the June  and August Notes are convertible into common stock at a variable conversion price of 55% of the market price and the September Note is convertible into common stock at a variable conversion price of 51% of which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The promissory note issued in February has been converted into common stock for the total outstanding balance. The promissory note issued in March has been partially converted into common stock and the remaining outstanding balance of $11,600 is due on demand.  The promissory note issued on June 22, 2011 is due on March 26, 2012, the promissory note issued on August 9, 2011 is due on May 11, 2012 and the promissory note issued on September 27, 2011 is due on June 29, 2012.

On June 6, 2011, August 6, 2011 and November 6, 2011, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $36,000, $18,000 and $27,000, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The June Convertible Promissory Note was due on December 6, 2011 but now due on demand, the August Convertible Promissory Note is due on February 6, 2012 and the November Convertible Promissory Note is due on May 6, 2012.  On February 1, 2012, we amended the note dated June 6, 2011 for $36,000 to the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six months ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8, 2011, the Company issued 47,059 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

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

On August 28, 2011, the Company entered into a consulting agreement with SE Media for two months with an option to extend for an additional one month. SE Media was issued 133,333 shares of Minerco Resources, Inc as compensation for a total expense of $38,000.  The issuance of stock was exempt from registration under Section 4 (2). No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the consultant had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

On August 28, 2011, the Company issued 266,667 common shares to our Chief Financial Officer pursuant to an amendment to his employment agreement for a total expense of $76,000 which will be amortized using the straight line method over the remainder of the 5 year contract.  The issuance of stock was exempt from registration under Section 4 (2). No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the consultant had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

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

On September 1, 2011, the Company issued 880,000 common shares pursuant to a convertible promissory note dated September 1, 2011.  These shares of common stock were issued in reliance on Section 9 (3) of the Act.  We exchanged our securities with existing stockholders and no remuneration or commission was paid in reliance on  under Section 3 (a)(9) of the Securities Act.

On September 2, 2011, the Company issued 133,333 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On September 12, 2011, the Company issued 80,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On September 16, 2011, the Company issued 133,333 common shares pursuant to a convertible promiss6ory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

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

On October 10, 2011, the Company issued 100,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On October 24, 2011, the Company issued 200,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On October 31, 2011, the Company issued 200,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

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

On November 9, 2011, the Company issued 97,037 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On November 15, 2011, the Company issued 238,095 common shares pursuant to a convertible promissory note to dated March 29, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On November 21, 2011, the Company issued 222,222 common shares pursuant to a convertible promissory note to dated March 29, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On December 6, 2011, the Company issued 222,222 common shares pursuant to a convertible promissory note to dated March 29, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On December 15, 2011, the Company issued 200,000 common shares pursuant to a convertible promissory note to dated March 29, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On December 28, 2011, the Company issued 283,333 common shares pursuant to a convertible promissory note to dated March 29, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On January 17, 2012, the Company issued 283,333 common shares pursuant to a convertible promissory note to dated March 29, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 3, 2012, the Company issued 283,334 common shares pursuant to a convertible promissory note to dated March 29, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 17, 2012, the Company issued 10,690,000 common shares pursuant to a convertible promissory note to dated June 6, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 17, 2012, the Company issued 25,000,000 common shares pursuant to a conversion notice from its Chief Executive Officer of 2,500,000 shares of Class A Convertible Preferred.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 17, 2012, the Company issued 25,000,000 common shares pursuant to a conversion notice from its Chief Financial Officer of 2,500,000 shares of Class A Convertible Preferred.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On March 9, 2012, the Company issued 1,774,194 common shares pursuant to a convertible promissory note to dated March 29, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.1	Convertible Promissory Note with SE Media Partners, Inc. dated November 6, 2011				X

10.2	Amendment to Convertible Promissory Note with SE Media Partners, Inc. dated February 1, 2012				X

10.3	Amendment to Convertible Promissory Note with MSF International Inc. dated February 20, 2012				X

10.4	Amendment to Convertible Promissory Note with FTB Enterprises Inc. dated February 20, 2012				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

March 21, 2012	BY:
V. Scott Messina, President (Principal Executive Officer)

March 21, 2012	BY:
Sam Messina III, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.1	Convertible Promissory Note with SE Media Partners, Inc. dated November 6, 2011				X

10.2	Amendment to Convertible Promissory Note with SE Media Partners, Inc. dated February 1, 2012				X

10.3	Amendment to Convertible Promissory Note with MSF International Inc. dated February 20, 2012				X

10.4	Amendment to Convertible Promissory Note with FTB Enterprises Inc. dated February 20, 2012				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE