Form 10-Q/A
period 2012-01-31
Minerco Resources, Inc.
filed 2012-03-22
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended January 31, 2012, as filed with the Securities and Exchange Commission on March 21, 2012, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets  (ii) Consolidated Statements of Income (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

MINERCO RESOURCES INC.

March ___, 2012	BY:
V. Scott Messina, President (Principal Executive Officer)

March ___, 2012	BY:
Sam Messina III, Chief Financial Officer (Principal Financial Officer)