Form 10-Q
period 2012-04-30
Minerco Resources, Inc.
filed 2012-06-20
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

As of June 19, 2012 the registrant had 79,359,509 outstanding shares of its common stock.

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

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	April 30, 2012	July 31, 2011
ASSETS

Cash	$-	$150

Prepaid Expense	-	1,816

Current Assets	-	1,966

Other Assets
Intangible asset - Chiligatoro rights	715,500	715,500

Total Assets	$715,500	$717,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$89,419	$66,316

Accounts Payable – Related Party	505,589	248,687

Convertible Note Payable (net of discount $46,079)	266,431	261,659

Derivative Liability	1,411,656	191,216

Total Liabilities	2,273,095	767,878

Stockholders’ Deficit

Common stock, $0.001 par value, 1,175,000,000 shares authorized, 69,492,863 and 3,025,349 outstanding at April 30, 2012 and July 31, 2011, respectively	69,493	3,025

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 15,000,000 and 10,000,000 outstanding at April 30, 2012 and July 31, 2011, respectively	10,000	10,000

Additional paid-in capital	2,720,677	1,252,535

Deficit accumulated during the development stage	(4,357,765)	(1,315,972)

Total Stockholders’ Deficit	(1,557,595)	(50,412)

Total Liabilities and Stockholders’ Deficit	$715,000	$717,466

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	Period from June 21, 2007 (Date of Inception) to April 30, 2012

General and Administrative	$156,031	$209,986	$595,738	$605,136	$1,741,293
Chiligatoro Operating Costs	-	-	-	15,500	61,000
Total Expense	156,031	209,986	595,738	620,636	1,802,293

Impairment of Note Receivable	–	–	–	–	30,000
Loan Recovery	–	-	–	-	(13,000)

Interest Expense	$2,355	$1,209	$8,034	$1,291	$11,510

Gain on settlement of debt	-	-	-	(14,935)	(14,935)
Accretion of discount on convertible debt	22,264	19,609	370,548	$19,609	432,207
(Gain)/Loss on derivative liability	1,544,155	8,199	2,067,473	8,199	2,109,690
Total Other Expenses	1,568,774	29,017	2,446,056	$14,164	2,555,472

Net Loss	$(1,724,805)	$(239,003)	$(3,041,793)	$(634,800)	$(4,357,765)

Net Loss Per Common Share – Basic and Diluted	$(0.07)	$(0.09)	$(0.13)	$(0.23)

Weighted Average Common Shares Outstanding	23,784,215	2,537,878	22,677,491	2,752,015

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	Period from June 21, 2007 (Date of Inception) To April 30, 2012
Cash Flows from Operating Activities

Net loss for the period	$(3,041,793)	$(634,800)	$(4,357,765)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain/Loss on settlement of debt	-	(14,935)	(14,935)
Loss on derivative	2,067,474	8,199	2,109,690
Accretion of discount	370,548	19,609	432,207
Share based compensation	173,081	77,240	349,845
Shares issued for services-Third party	38,000	136,000	299,600
Impairment of notes receivable	-	-	30,000
Changes in operating assets and liabilities:
Prepaid expense	1,816	(11)	-
Accounts payable and accrued liabilities	71,322	55,180	137,638
Accounts payable- related party	260,307	106,351	474,506
Net Cash Used in Operating Activities	(59,245)	(247,167)	(539,214)

Cash Flows from Investing Activities

Loan to third party	-	-	(10,000)

Net Cash Used in Investing Activities	-	-	(10,000)

Cash Flows from Financing Activities

Capital contribution	-	-	1,182
Proceeds from issuance of common stock	-	-	90,514
Proceeds from loan	62,500	180,500	411,500
Proceeds from related party debt	-	46,211	49,423
Repayment of related party debt	(3,405)	-	(3,405)

Net Cash Provided by Financing Activities	59,095	226,711	549,214

Net change in cash	(150)	(20,456)	-

Cash, Beginning of Period	150	20,916	-

Cash, End of Period	$-	$460	$-

Supplemental disclosures of cash flow information

Cash paid for interest	-	82	-
Cash paid for income taxes	-	-	-

Non cash investing and financing activities:
Debt discount	$307,022	80,500	$456,022
Settlement of accounts payable in exchange of notes payable	$45,000		$45,000
Shares issued upon conversion note payable	$147,210		$147,210
Derivative liability re-classed to equity upon conversion of notes payable to common shares	$1,176,319		$1,176,319
Conversion of preferred stock to common stock	$50,000		$50,000
Common stock issued for Chiligatoro rights	$-	$-	$715,500
Common stock issued for note receivable	$-	$-	$20,000

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

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended April 30, 2012, the Company has an accumulated deficit and no revenue. The Company is in the business of developing, producing and providing clean, renewable energy solutions in Central America. The Company participates in and invests in development projects with other companies in clean, renewable energy projects. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on April 30, 2012.

	Level 1		Level 2		Level 3	Total
Assets		-		-	-	-
Chiligatoro Rights	$		$		$715,500	$715,500
Liabilities		-		-	-	-
Derivative Financial Instruments		$-		$-	$1,411,656	$1,411,656

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2011.

	Level 1	Level 2	Level 3	Total
Assets	-	-	-	-
Chiligatoro Rights	$-	$-	$715,500	$715,500
Liabilities	-	-	-	-
Derivative Financial Instruments	$-	$-	$191,216	$191,216

4. Common Stock

On December 16, 2010, the Company entered into an employment contract with its Chief Financial Officer for 30,000,000 common shares valued at $255,000 amortized over the term of the agreement, 5.5 years. As of April 30, 2012, the Company recognized $38,264 in compensation expense and $184,896 is unamortized as of April 30, 2012.

On August 8, 2011, the Company issued 47,059 common shares at a conversion rate of $0.255 for the conversion of $12,000 of debt pursuant to a convertible promissory note dated February 3, 2011.

On August 28, 2011, the Company entered into a consulting agreement with SE Media for two months with an option to extend for an additional one month. SE Media will be issued 266,667 shares at $0.255 of Minerco Resources, Inc for a total compensation expense of $38,000.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)
4. Common Stock (continued)

On August 28, 2011, the Company issued 266,667 common shares to our Chief Financial Officer pursuant to an amendment to his employment agreement for a total expense of $76,000 which will be amortized using the straight line method over the remainder of the 5 year contract. The expense recognized as of April 30, 2012 is $11,950 and $64,050 is unamortized as of April 30, 2012.

On September 1, 2011, the Company issued 880,000 common shares at a conversion rate of $0.06 for the conversion of $52,800 of debt pursuant to a convertible promissory note dated September 1, 2011.

On September 2, 2011, the Company issued 133,334 common shares at a conversion rate of $0.075 for the conversion of $10,000 of debt pursuant to a convertible promissory note to dated February 3, 2011.

On September 12, 2011, the Company issued 80,000 common shares at a conversion rate of $0.075 for the conversion of $6,000 of debt pursuant to a convertible promissory note to dated February 3, 2011.

On September 16, 2011, the Company issued 133,334 common shares at a conversion rate of $0.06 for the conversion of $8,000 of debt pursuant to a convertible promiss6ory note to dated February 3, 2011.

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

On November 9, 2011, the Company issued 97,038 common shares at a conversion rate of $0.027 for the conversion of $500 of debt pursuant to a convertible promissory note to dated February 3, 2011 along with accrued interest of $2,120.

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

On February 3, 2012, the Company issued 283,333 common shares at a conversion rate of $0.006 for the conversion of $1,700 of debt pursuant to a convertible promissory note dated March 29, 2011.

On February 15, 2012, the Company issued 10,690,000 common shares at a conversion rate of $0.001 for the conversion of $10,690 of debt pursuant to a convertible promissory note dated June 6, 2011.

On February 15, 2012, the Chief Executive Officer converted 2,500,000 shares of Class A Preferred Convertible Stock to 25,000,000 shares of common stock.

On February 15, 2012, the Chief Financial Officer converted 2,500,000 shares of Class A Preferred Convertible Stock to 25,000,000 shares of common stock.

On March 9, 2012, the Company issued 1,774,193 common shares at a conversion rate of $0.0062 for the conversion of $11,000 pursuant to a convertible promissory note to dated March 29, 2011.

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

On January 11, 2011, the Company issued 10,000,000 preferred shares to its Chief Executive Officer valued at $720,000. As of April 30, 2012 $108,030 was recorded as stock compensation expense and $532,320 is unamortized as of April 30, 2012.

On August 28, 2011, the Company issued 5,000,000 shares of its Class A Convertible Preferred stock to its Chief Financial Officer pursuant to an amendment to his employment agreement.  The compensation expense for the stock grant will be amortized evenly over the remainder of the 5 year employment agreement based on the closing stock price of the Company’s common stock on the date of the grant ($0.0019). Total expense to be recognized over the 5 year term is $95,000, whereby Company recognized $14,936 as of April 30, 2012 and $80,064 is unamortized as of April 30, 2012.  If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, 3,000,000 shares granted to him will be returned.  If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, 2,000,000 shares granted to him will be returned.  If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, 1,000,000 shares granted to him will be returned.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

6. Related Parties

As of April 30, 2012, the Company was indebted to the current Chief Executive Officer for $254,390 ($127,674 at July 31, 2011) relating to accrued salary and $15,797 for the expenses paid on behalf of the Company. The Company is also indebted to the current Chief Financial Officer for $214,016 ($83,515 at July 31, 2011) relating to accrued salary and $16,387 for the expenses paid on behalf of the Company for a total of $505,589.

7.  Convertible Note Payable

As of April 30, 2012, the Company was indebted to an unrelated third party for $147,200, for monies loaned to the Company.  On October 12, 2010, the Company granted a promissory note to this party in the amount of $200,000 in consideration for monies loaned to the Company.  The promissory note is non-interest bearing and due on demand.  On September 1, 2011, the Company entered  into two agreements, each of which provide for the exchange of the two promissory notes dated October 12, 2010 in the principal amount of $100,000 for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000.  Each Convertible Note plus accrued interest of 0% may be converted into shares of common stock of the Company at any time before the maturity date by the Convertible Note holder at a conversion price of $0.0004 per share at the time of conversion. In the event of a default by the Company, each Convertible Note plus accrued interest may be converted into shares of common stock of the Company at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date, but in no case for an amount less than a 51% interest in the Company.

The Company is obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k). On September 1, 2011, a note holder converted $52,800 of principal into 880,000 shares of the Company.

8. Derivative Liabilities

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

On March 29, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $27,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 31% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note was due on December 29, 2011.  On September 27, 2011, the Company and Asher Enterprises entered into an amendment whereas the note converts at a variable conversion price of 31% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before the conversion.

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

On June 22, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $32,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 55% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note was due on March 26, 2012.

On August 6, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $18,000.  The convertible note carries an 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Promissory Note was due on February 6, 2012.

On August 8, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $27,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 55% of the market price which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The Promissory Note was due on May 11, 2012.

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

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

A summary of changes in Convertible Promissory Notes payable for the period ended April 30, 2012 is as follows:

Beginning balance	$261,659
Gross proceeds from the notes payable	62,500
Accounts payable re-classed to note payable	45,000
Less: debt discount from conversion options	(307,022)
Less: Conversion of notes payable	(143,990)
Add: amortization of discount	348,284

Total notes payable	$266,431

Derivative Liability:

The fair values of the instruments were determined to be $383,067 using a Black-Scholes option-pricing model.  Upon the issuance dates of the new Convertible Promissory Notes, $280,022 was recorded as debt discount and $616,027 was recorded as day one loss on derivative liability.  During the three months April 30, 2012, the Company recorded a net loss on mark-to-market of the conversion options of $1,566,419.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at April 30, 2012:

Beginning Balance	$191,216
New issuance derivative value accounted for as debt discount	307,022
Write off of Discount	22,083
Day one loss on excess of fair value over proceeds received	630,281
Derivative re-classed to equity upon conversion of notes payable to common stock	(1,176,139)
April 30, 2012 loss on change in fair value	1,437,193
Balance at April 30, 2012	$1,411,656

The following table summarizes the derivative liabilities included in the consolidated statement of expenses at April 30, 2012:

Day one loss on fair value	$630,281
April 30, 2012 loss on change in fair value	1,437,193
Total loss on derivative as of April 30, 2012	$2,067,474

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

8. Convertible note payable and derivative liabilities (continued)

The valuation of the above derivative instruments are determined primarily using the Black-Scholes option pricing model. To determine the fair value of the derivatives, Minerco evaluates assumptions regarding the probability of certain future events. The fair values of the derivatives as of April 30, 2012 were estimated using the Black-Sholes model with the following assumptions: $0.0082 quoted stock price; $0.001 to $0.006 conversion price; 93.40% to 912.57% volatility; less than 1 year estimated life; zero dividends and a 0.04% to 0.07% discount rate.

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

10. Subsequent Events

a)	On May 10, 2012, the Company issued 3,333,333 common shares at a conversion rate of $0.0039 for the conversion of $13,000 of debt pursuant to a convertible promissory note dated June 22, 2011.
b)	On May 16, 2012, the Company issued 3,200,000 common shares at a conversion rate of $0.0025 for the conversion of $8,000 of debt pursuant to a convertible promissory note dated June 22, 2011.
c)	On May 30, 2012, the Company issued 3,333,333 common shares at a conversion rate of $0.0015 for the conversion of $5,000 of debt pursuant to a convertible promissory note dated June 22, 2011.
d)
On June 14, 2012, the Company and Asher Enterprises entered into an amendment of the June 22, 2011 convertible promissory note for $32,500 whereas the note converts at a variable conversion price of 35% of the market price which shall be calculated as the lowest market price during the 120 day period prior to the conversion date.

e)
On June 14, 2012, the Company and Asher Enterprises entered into an amendment of the August 8, 2011 convertible promissory note for $27,500 whereas the note converts at a variable conversion price of 35% of the market price which shall be calculated as the lowest market price during the 120 day period prior to the conversion date.

f)
On June 14, 2012, the Company and Asher Enterprises entered into an amendment of the September 27, 2011 convertible promissory note for $35,000 whereas the note converts at a variable conversion price of 35% of the market price which shall be calculated as the lowest market price during the 120 day period prior to the conversion date.

g)
On June 18, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $11,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 35% of the market price which shall be calculated as the average of the lowest market price during 120 day period prior to the conversion date.  The Promissory Note is due on March 20, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended April 30, 2012 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Our common stock is quoted on the OTCQB under the symbol “MINE”.  On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  On February 13, 2012, the Company effected a 150 for 1 reverse stock split, increasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares.  All share amounts through this annual report have been retroactively adjusted for all periods to reflect this stock split.

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

Chiligatoro has received approval from the National Energy Commission, signed a 30 Year Operations Contract with SERNA and is currently negotiating its Power Purchase Agreement (PPA) with ENEE. Chiligatoro is awaiting final approval from the Honduran National Congress. This Congressional Approval acts as a “defacto” guarantee. This approval makes Chiligatoro’s Power Purchase Contracts a recorded law in the Honduran National Congress. Final approval and start of construction is anticipated by the end of 2012.

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

We acquired the rights to Chiligatoro from ROTA INVERSIONES S.DE R.L., a corporation formed under the laws of Honduras (“Rota”), pursuant to the terms of an acquisition agreement we entered into with  Rota on May 27, 2010.  We agreed to pay Rota at total of 18,000,000 shares of common stock consisting of 9,000,000 shares of our  common stock within 3 days of closing, 4,500,000 shares of our common stock within 180 days of closing and 4,500,000 shares of our common stock upon us raising of $12,000,000 no later than 24 months after closing.  We also agreed to pay Rota a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from Chiligatoro prior to completion of the payment of the foregoing.  Further, we agreed to pay Rota a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from Chiligatoro after the completion of the payout for the life of Chiligatoro, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as all associated costs related to the development of Chiligatoro.  If we are unable to obtain the financing requirements of this agreement, Rota will have the right to terminate the agreement with full rights of rescission, and all rights, title and interest to Chiligatoro shall be transferred back to Rota.  13,500,000 shares of common stock were issued to ROTA on June 4, 2010.  On May 27, 2012, the company and ROTA INVERSIONES S. DER.L. signed a one year extension to satisfy the financing requirements of this agreement.

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

Results of Operations

Our results of operations are presented below:

	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011		Period from June 21, 2007 (Date of Inception) to April 30, 2012
Loan Recovery	$-	$-		$(13,000)
Impairment of Note Receivable	-	-		30,000
General and Administrative Expenses	595,737	605,136		1,741,293
Chiligatoro Operating Expenses	-	15,500		61,000
Interest Expense	8,034	1,291		11,510
Accretion of discount on convertible debt	370,548	19,609	-	432,207
Loss on derivative liability	2,067,474	8,199	-	2,109,690
Gain on settlement of debt	-	(14,935	)-	(14,935)
Net Loss	$3,041,793	$634,800		$4,357,765
Net Loss per Share –Basic and Diluted	$(0.13)	$(0.23)
Weighted Average Shares Outstanding	22,677,491	2,752,015

Results of Operations for the Nine Months Ended April 30, 2012

During the nine months ended April 30, 2012 we incurred a net loss of $3,041,793, compared to a net loss of $634,800 during the same period in fiscal 2011. The increase in our net loss during the nine months ended April 30, 2012 was primarily due to increase in loss on derivative liability and accretion of discount of debt on convertible. There was a loss of $2,067,474 and accretion of $370,548 associated with the derivative in the convertible debt.

Our total general and administrative expenses for the nine months ended April 30, 2012 were $595,737, compared to operating expenses of $605,136 during the same period in fiscal 2011. Our total general and administrative expenses during the nine months ended April 30, 2012 consisted of $455,056 in compensation expense, $41,488 in professional fees, $38,000 in consulting fees and $61,193 in general and administrative expense and during the nine months ended April 30, 2012 consisted of general and administrative expenses and Chiligatoro operating expense, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011		Period from June 21, 2007 (Date of Inception) to April 30, 2012
Loan Recovery	$-	$-		$(13,000)
Impairment of Note Receivable	-	-		30,000
General and Administrative Expenses	156,031	209,986		1,741,293
Chiligatoro Operating Expenses	-	-		61,000
Interest Expense	2,355	1,209		11,510
Accretion of discount on convertible debt	22,264	19,609	-	432,207
(Gain) / Loss on derivative liability	1,544,155	8,199	-	2,109,690
Gain on settlement of debt	-	(14,935	)-	(14,935)
Net Loss	$1,724,805	$239,003		$4,357,765
Net Loss per Share –Basic and Diluted	$(0.07)	$(0.09)
Weighted Average Shares Outstanding	23,784,215	2,537,878

Results of Operations for the Three Months Ended April 30, 2012

During the three months ended April 30, 2012 we incurred a net loss of $1,724,805, compared to a net loss of $239,003 during the same period in fiscal 2011. The increase in our net loss during the three months ended April 30, 2012 was primarily due to increased  stock compensation. Also, there was a loss of $1,544,155 and accretion of $22,264 associated with the derivative in the convertible debt.

Our total general and administrative expenses for the three months ended April 30, 2012 were $156,031, compared to operating expenses of $209,986 during the same period in fiscal 2011. Our total general and administrative expenses during the three months ended April 30, 2012 consisted of $147,463 in compensation expense, $4,908 in professional fees, and $3,660 in general and administrative expense and during the three months ended April 30, 2012 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to April 30, 2012

From our inception on June 21, 2007 to April 30, 2012 we did not generate any revenues and we incurred a net loss of $4,357,765. We may not generate significant revenues from our interest in our Hydro-Electric or Wind Projects or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to April 30, 2012 were $1,802,293. Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to April 30, 2012 we also received $13,000 in the form of proceeds from loan recovery and incurred $30,000 in expenses related to the impairment of a note receivable. Also, there was a loss of $2,109,690 and accretion of $432,207 associated with the derivative in the convertible debt

Liquidity and Capital Resources

As of April 30, 2012 we had $0 in cash and $715,500 in total assets, $2,273,095 in total liabilities and a working capital deficit of $2,273,095. Our accumulated deficit from our inception on June 21, 2007 to April 30, 2012 was $4,357,765 and was funded primarily through advances from related parties, equity and debt financing.

From our inception on June 21, 2007 to April 30, 2012 we used net cash of $539,214 in operating activities. During the nine months ended April 30, 2012 we used net cash of $59,245 in operating activities, compared to net cash used $247,167 in operating activities during the same period in fiscal 2011. The decrease in expenditures on operating activities for the nine months ended April 30, 2012 was primarily due to an increased net loss offset by a loss on derivatives, accretion expense, issuance of share based compensation and issuance for services, increase in accounts payable and accounts payable due to related parties.

From our inception on June 21, 2007 to April 30, 2012 we used net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We used net cash of $0 on investing activities during the nine months ended April 30, 2012 and 2011.

From our inception on June 21, 2007 to April 30, 2012 we received net cash of $549,214 from financing activities, which consists of $90,514 from the issuance of our common stock, $411,500 from debt financing, $46,018 in proceeds from a related party, and $1,182 in capital contributions. During the nine months ended April 30, 2012 we received $59,095 net cash from financing activities, compared to net cash received of $226,711 during the same period in fiscal 2011. The decrease in receipts from financing activities for the nine months ended April 30, 2012 was primarily lower proceeds from payment from related parties.

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

Based on our planned expenditures, we require additional funds of approximately $13,800,885 (a total of $13,801,000 less our approximately $0 in cash as of April 30, 2012) to proceed with our business plan over the next 24 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Future Financings

Our financial statements for the three and nine months ended April 30, 2012 have been prepared on a going concern basis and there is substantial doubt about our ability to continue as a going concern. We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the various Hydro-Electric and Wind Projects, or from any of the hydro-electric or wind projects in which we acquire an interest. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.

Of the $13,801,000 we require for the next 24 months, we had approximately $0 in cash as of April 30, 2012. We intend to raise the balance of our cash requirements for the next 24 months (approximately $13,800,885), private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing other than the equity line, and there is no guarantee that any financing will be successful. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as   of April 30, 2012:

Bridge Notes Payable

Name	Amount	Date of Issuance	Maturity Date	Features

Convertible Promissory Note	$25,310	6/6/11	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	$32,500	6/22/11	On Demand	8% interest rate converts at a variable conversion price of 55% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$18,000	8/6/11	On Demand	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$27,500	8/9/11	On Demand	8% interest rate converts at a variable conversion price of 55% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$73,600	9/1/11	On Demand	0% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days but in no case less than a 51% interest in the Company
Convertible Promissory Note	$73,600	9/1/11	On Demand	0% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days but in no case less than a 51% interest in the Company
Convertible Promissory Note	$35,000	9/27/11	6/29/12	8% interest rate converts at a variable conversion price of 51% of the market price calculated based on the average of the lowest 3 days during the preceding 10 days
Convertible Promissory Note	$27,000	11/6/11	On Demand	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days

Outstanding Notes

As of April 30, 2012 our obligations under outstanding notes totaled an aggregate principal amount of $312,510.  Of such amount $147,200 is due on demand, $25,310 was due December 6, 2011, $18,000 was due February 6, 2012, $32,500 was due March 26, 2012, $27,000 was due May 6, 2012, $35,000 is due June 29, 2012, and $27,500 was due May 11, 2012.  We currently do not have sufficient funds to pay any of the past due or future notes.

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

On each of June 22, 2011, August 9, 2011 and September 27, 2011 we entered into a Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises for $32,500, $27,500 and $35,000 respectively.  The convertible notes carries an 8% rate of interest and the June  and August Notes are convertible into common stock at a variable conversion price of 55% of the market price and the September Note is convertible into common stock at a variable conversion price of 51% of which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The promissory note issued on June 22, 2011 was due on March 26, 2012, the promissory note issued on August 9, 2011 was due on May 11, 2012 and the promissory note issued on September 27, 2011 was due on June 29, 2012.

On June 6, 2011, August 6, 2011 and November 6, 2011, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $36,000, $18,000 and $27,000, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The June Convertible Promissory Note was due on December 6, 2011 and has $25,310 in principal remaining, the August Convertible Promissory Note was due on February 6, 2012 and the November Convertible Promissory Note was due on May 6, 2012.  On February 1, 2012, we amended the note dated June 6, 2011 for $36,000 to the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the nine months ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 28, 2011, the Company entered into a consulting agreement with SE Media for two months with an option to extend for an additional one month. SE Media was issued 133,334 shares of Minerco Resources, Inc as compensation for a total expense of $38,000.  The issuance of stock was exempt from registration under Section 4 (2). No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the consultant had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

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

On September 2, 2011, the Company issued 133,334 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On September 12, 2011, the Company issued 80,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On September 16, 2011, the Company issued 133,334 common shares pursuant to a convertible promiss6ory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

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

On November 9, 2011, the Company issued 97,038 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On November 15, 2011, the Company issued 238,096 common shares pursuant to a convertible promissory note to dated March 29, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On November 21, 2011, the Company issued 222,223 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On December 6, 2011, the Company issued 222,223 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On December 28, 2011, the Company issued 283,334 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On January 17, 2012, the Company issued 283,334 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 3, 2012, the Company issued 283,333 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 15, 2012, the Company issued 10,690,000 common shares pursuant to a convertible promissory note to dated June 6, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 15, 2012, the Company issued 25,000,000 common shares pursuant to a conversion notice from its Chief Executive Officer of 2,500,000 shares of Class A Convertible Preferred.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 15, 2012, the Company issued 25,000,000 common shares pursuant to a conversion notice from its Chief Financial Officer of 2,500,000 shares of Class A Convertible Preferred.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On March 9, 2012, the Company issued 1,774,193 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On May 10, 2012, the Company issued 3,333,333 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On May 16, 2012, the Company issued 3,200,000 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On May 30, 2012, the Company issued 3,333,333 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

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

MINERCO RESOURCES INC.

June 19, 2012	BY:	/s/ V. Scott Messina
V. Scott Messina, President (Principal Executive Officer)

June 19, 2012	BY:	/s/ Sam Messina III
Sam Messina III, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE