Form 10-K
period 2012-07-31
Minerco Resources, Inc.
filed 2012-11-23
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2012

Commission File Number:   333-156059

MINERCO RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

20 Trafalgar Square
Suite 455
Nashua, NH 03063
(Address of principal executive offices, including zip code.)

(603) 732-6948
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	Common Stock $0.001 par value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2012: $145,360.

At November 21, 2012, 126,085,067 shares of the registrant’s common stock were outstanding.

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

Overview

Our principal offices are located at 20 Trafalgar Square, Suite 455, Nashua, NH 03063.  Our telephone number is 603-732-6948.  Information about our business can be obtained from our website www.minercoresources.com. Information on website is not incorporated by reference into this report.

History

We were incorporated as a Nevada company on June 21, 2007 and we have two subsidiaries: Minerco Honduras and Level 5 Beverage Company, Inc. We were engaged in the acquisition of interests and leases in oil and natural gas properties from  our inception in June 2007  until May 27, 2010. In May, 2010 we changed the focus of our business to the development, production and provision of clean, renewable energy solutions in Central America.  In October 2012, we began development of an additional line of business, our specialty beverage line.  We currently have an interest in two Hydro-Electric Projects and one Wind Project in various parts of Honduras.  Both of our Hydro-Electric projects are classified as run-of-the-river projects (not conventional retention dams).  Our Chiligatoro Hydro-Electric Project is in the final permitting stage of development and our Iscan Hydro-Electric Project is currently in the early feasibility stage of development.  Our wind project is also in the early feasibility stage of development.  To date, we have not completed construction of any of the projects and we have not received any revenue from any of the projects.  There can be no assurance given that these projects will be completed in a timely manner, if at all. We will require additional funds to complete these projects, estimated at $200,000,000 in the aggregate.  The feasibility stage of development is the stage of development where the preliminary permits are obtained, measurement of the water flow for hydro-electric projects or wind and weather patterns for wind projects are observed, and final project size are determined.  See Managements’ Discussion and Analysis.   Additionally, if the projects are completed, there is no guarantee that they will be successfully used to create electricity or that they will generate a consistent revenue stream for us.

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

OUR OPERATIONS

Since May 27, 2010, we have been engaged in the development, production, and provision of clean, renewable energy solutions in Central America.  In addition, on October 16, 2012, we added an additional line of business, a progressive specialty beverage line that we intend to develop and sell through our subsidiary, Level 5 Beverage Company, Inc.

Our Renewable Energy  Projects

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

Chiligatoro has received approval from the National Energy Commission, signed a 30 Year Operations Contract with SERNA and is currently negotiating its Power Purchase Agreement (PPA) with ENEE. Chiligatoro is awaiting final approval from the Honduran National Congress. This Congressional Approval acts as a “defacto” guarantee. This approval makes Chiligatoro’s Power Purchase Contracts a recorded law in the Honduran National Congress. Final approval and start of construction is anticipated in 2013.

The revenue for Chiligatoro (or any hydro or wind project), if any,  is expected to be generated from the following; however there can be no guarantee that such anticipated revenue level or any revenue at all will be generated:

●	Power Generation Sales

●	Chiligatoro Example: 6 MWh x 24 hr/day x $124.97 /MWh = US$ 17,995 / day or US$ 6,568,423 per year of Gross Energy Generation Revenue

●	Carbon Credits

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

We acquired the rights to Chiligatoro from ROTA INVERSIONES S.DE R.L., a corporation formed under the laws of Honduras (“Rota”), pursuant to the terms of an acquisition agreement we entered into with  Rota on May 27, 2010.  We agreed to pay Rota at total of 18,000,000 shares of common stock consisting of 9,000,000 shares of our  common stock within 3 days of closing, 4,500,000 shares of our common stock within 180 days of closing and 4,500,000 shares of our common stock upon us raising of $12,000,000 no later than 24 months after closing.  As of the date hereof, 13,500,00 shares have been issued to Rota in accordance with the terms of the agreement.  We also agreed to pay Rota a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from Chiligatoro prior to completion of the payment of the foregoing.  Further, we agreed to pay Rota a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from Chiligatoro after the completion of the payout for the life of Chiligatoro, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as all associated costs related to the development of Chiligatoro.  If we are unable to obtain the financing requirements of this agreement, Rota shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to Chiligatoro shall be transferred back to Rota.  13,500,000 shares of common stock were issued to ROTA on June 4, 2010.  As of July 31, 2012, these assets were impaired due to inactivity, however we are still actively pursuing obtaining necessary permits and negotiating contracts including the Power Purchase Agreement, Congressional Approval and financing for the project.

Iscan

On January 5, 2011, we acquired 100% of the 4 mega-watt per hour (MWh) Iscan Hydro-Electric Project (“Iscan”) in Olancho, Honduras. This project is classified as a run-of-the-river project (not a conventional retention dam) and is currently in the feasibility stage of development. Acquisition in this phase of development allows us to have full control of the final design and construction of this project.  To date, we are actively competing the socialization and feasibility stages of development for this project but the construction of Iscan has not started, and we have not received any revenues from the project. There is no assurance that Iscan will be completed in a timely manner, if at all.   Additionally, if the Iscan project is completed, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us.

We acquired the rights to Iscan from Energetica de Occidente S.A. de C.V., a corporation formed under the laws of Honduras (the “Energetica”), pursuant to the terms of an acquisition agreement we entered into with the Iscan Seller on January 5, 2011.  We agreed to pay Energetica a total of 1,000,000 shares of common stock consisting of 500,000 shares of our common stock within 30 days of closing and 500,000 shares of our common stock upon us raising $8,500,000 no later than 36 months after closing.  We also agreed to pay the Energetica a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from Iscan prior to completion of the payment of the foregoing.   If we default on financing obligations under this agreement, Energetica  can terminate this agreement, rescind the sale of these rights to us, and all rights, title and interest to Iscan will be transferred back to Energetica.  Minerco is awaiting approval from SERNA for the project before the transfer of title and we expect title to be transferred in the middle of the first quarter of calendar 2013.

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

We acquired the rights to Sayab  from  Energia Renovable Hondurenas S.A., a corporation formed under the laws of Honduras (the “ Sayab Seller”), pursuant to the terms of an acquisition agreement we entered into with the Sayab Seller on January 18, 2011.  We agreed to pay the Sayab Seller a total of 1,000,000 shares of common stock consisting of 500,000 shares of our common stock within 30 days of closing and 500,000 shares of our common stock upon us raising $10,000,000 no later than 18 months after closing.  We also agreed to pay the Sayab Seller a royalty of 6% of the adjusted gross revenue, derived after all applicable taxes, from Sayab prior to completion of the payment of the foregoing.   Further, we agreed to pay the Sayab Seller a royalty of 12% of the adjusted gross revenue, derived after all applicable taxes, from Sayab after the completion of the payout for the life of Sayab, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as all associated costs related to the development of Sayab.  As additional consideration for this Agreement, the Sayab Seller will have the right to, upon written notice delivered to us , to purchase back from us up to an additional 8% of Sayab.  The buyback purchase price will be determined by actual costs incurred by us relating to Sayab.  The Sayab Seller can buy back or obtain 0.5% increments until a maximum 20% total interest is obtained.  If we are unable to obtain the financing requirements of this agreement, the Sayab Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to Sayab shall be transferred back to the Sayab Seller.  Minerco is awaiting approval from SERNA for the project before the transfer of title and we expect title to be transferred in the middle of the second quarter of calendar 2013.

Business Plan for Minerco Honduras, S.A.

Upon receipt of financing, we plan to concurrently:

●	develop & construct new, ground floor projects;

●	acquire existing projects in various stages of development;

●	acquire existing projects with operations (already generating power);

●	acquire rights to future projects in both the private & public sectors; and

●	expand our scope of operations to additional Latin countries.

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

Clean Energy Incentives in Honduras

We have chosen Honduras as our initial country of focus because it has a vast quantity of natural resources, opportunities and incentives to launch our company into the “green” future. Honduras has been very proactive in the promotion of its energy renewable sources and offers one of the most attractive incentive packages in Central America with long term purchase agreements, tax exemptions, an additional payment for the energy generated by renewable energy and a dispatch guarantee.  Our management team has developed extensive relationships in Honduras, both in the private and public sectors. In addition, Honduras has adopted some of the most profitable incentives for clean energy within the region. Incentives include:

●	Clean energy price (10% over “dirty” marginal cost, currently $124.97 /MWh);
●	Payable in US$ (to counter currency fluctuations);

●	contract guarantee from National Congress (mitigate political/country risk);
●	No import or sales taxes on construction materials;

●	No sales tax on electricity sales;
●	Income tax holiday (10 years); and

●	Clean energy required to be purchased first by power grid (Honduras law).

Regulation Renewable Energy

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

Competition in the Renewal Energy Industry

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

Beverage Line of Business

Summary

Our subsidiary, Level 5, is being developed as a specialty beverage retailer. Level 5 intends to incorporate a proprietary vitamin enhanced system to its beverages. Level 5 is being designed to provide hot and cold beverages and energy shots with an option to incorporate a variety of combined vitamins, providing a vitamins to the consumer in a convenient and time-efficient way. Level 5 anticipates providing its customers the ability to drive up and order (from a trained Barista) their choice of a custom-blended espresso drink, freshly brewed coffee, teas, yogurts or other beverages. Level 5 is offering an option to the fast-food, gas station, and institutional coffee.

Level 5 plans to offer its patrons hot and cold beverages, specializing in specialty coffees, blended teas, energy shots and other custom drinks. In addition, Level 5 expects to offer soft drinks, fresh-health food snacks such as granola and oatmeal bars, yogurts and other prepackaged ready to serve health food snacks. Seasonally, Level 5 expects to  add beverages such as hot apple cider, hot chocolate, frozen coffees, and more.

Level 5 intends to initially focus on two markets:

The Daily Commuter- someone traveling to/from work, out shopping, delivering goods or services, or just out for a drive.

The Captive Consumer- someone who is in a restricted environment that does not allow convenient departure and return while searching for refreshments, or where refreshment stands are an integral part of the environment.

Level 5 intends to penetrate the commuter and captive consumer markets by deploying Drive-thru facilities, Kiosks and Mobile Cafes in the most logical and accessible locations. The Drive-thru facilities will be  designed to handle two-sided traffic and dispense customer-designed, specially ordered cups of premium beverages in less time required for a visit to the locally owned cafe or one of the national chains.

In addition to providing a quality product and an extensive menu of delicious items, our focus is to ensure customer awareness and loyalty, as well as good publicity coverage and media support.

Level 5’s goal is to become the Drive-thru version of Starbucks between the mountains.  Level 5 intends to , obtain funding  through the  public or private offering of its securities in order to enable it to  open new facilities each  year in all metropolitan communities in the North, Midwest, and South with a target population of over 150,000. However, there can be no assurance that it will be able to raise funding on terms acceptable to it, if at all..

Product Description

Level 5 intends to  provide its customers, whether at a Drive-thru facility or one of the Mobile Cafes, the ability to custom order a coffee beverage that will be blended to their exact specifications. Each of Level 5's Baristas are expected to  be trained in the fine art of brewing, blending, and serving the highest quality hot and cold beverages, with exceptional attention to detail.
Besides coffees, Level 5 plans to  offer teas, domestic and Italian sodas, frozen coffee beverages, seasonal specialty drinks, pastries, and other baked goods. Through the website and certain locations, Level 5 anticipates  marketing premium items such as coffee mugs, T-shirts and sweatshirts, ball caps, and more.

Beverage Industry Government Regulations

The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects. With respect to FTC matters, if the FTC has reason to believe the law is being violated (e.g., failure to possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us by the FTC could materially and adversely affect our ability to successfully market our products.

Competitive Comparisonin the Beverage Industry

Level 5 plans to be a primary  player in the retail coffee house industry. However, it knows that competition for its products range from soft drinks to milk shakes to adult beverages.

Level 5's primary competition is expected to come from three sources:
 National coffee houses such as Starbucks, Dunkin’ Doughnuts and Panera
 Locally owned and operated cafes
 Fast food chains and convenience stores

We anticipate that two things will make Level 5 stand out from all its competitors:

Level 5 expects to be providing products in the most convenient and efficient way available - either at one of the two-sided Drive-thru shops, or at one of the Mobile Cafes. This separates Level 5 from the competition in that its customers won't need to find a parking place, wait in a long line, jockey for a seat, and clean up the mess left by a previous patron. Level 5 customers can drive or walk up, order their beverage, receive and pay for the beverage, and drive off.

The second differentiator is Level 5's focus on providing a significant benefit to the community through a possible 7.5% contribution to local Schools, Fire Departments, Police, and other institutions.

The industries in which we operate are is highly competitive. Not only do we compete with other manufacturers of functional beverages and coffee but we also compete with manufacturers of nutraceutical supplements and dietary supplements.

The coffee industry has grown by tremendous amounts in the U.S. over the past five years. Starbucks, the national leader, has a Market Cap of over $35 Billion as quoted on Bloomberg.

Even general coffee sales have increased with international brands such as Folgers, Maxwell House, and Safari coffee reporting higher sales and greater profits.

Our competition in the beverage industry is expected to include products owned by multinational corporations with significant financial resources, including products such as Vitamin Water and Gatorade which are owned by Coca-Cola and Pepsi. Our energy drinks also compete with products such as Monster, Red Bull and Rockstar. We will also compete with companies that sell coffee such as Starbucks and Dunkin Donuts.  These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. We also will compete against a variety of smaller, regional and private label manufacturers. Many of our competitors have longer operating histories and have materially greater financial and other resources than we do. They therefore have the advantage of having established reputations, brand names, track records, back office and managerial support systems and other advantages that we will be unable to duplicate in the near future. Moreover, many competitors, by virtue of their longevity and capital resources, have established lines of distribution to which we do not have access, and are not reasonably likely to duplicate in the near term, if ever.

We are also subject to competition in the attraction and retention of employees. Many of our competitors have greater financial resources and can offer employees compensation packages that are difficult for us to compete with.

Funding

To date, we have met our financing needs through private sale of shares of our common stock and other equity securities and loans from investors.  Since we do not anticipate generating revenue in the near future, and anticipate requiring financing to fund both our renewable energy business line and our beverage business line, we do not believe our revenue from sales will be not sufficient to meet our ongoing expenses and therefore we will need additional financing.

Employees

As of July 31, 2012, we had 2 full time employees.   We currently expect to hire approximately 5 employees and/or consultants over the next 12 months providing that we have adequate funding to do so, which will cause us to incur additional costs.

Property

Our principal office is located at 20 Trafalgar Square, Suite 455, Nashua, NH 03063. This space consists of approximately 150 square feet.  We are currently in a month to month lease for the property.  We believe these facilities are adequate to serve our present needs.

Additional or more stringent regulations of beverages and dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S3546) which was passed by Congress in December 2006, imposes significant regulatory requirements on dietary supplements including reporting of “serious adverse events” to FDA and recordkeeping requirements. This legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on GMPs in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which apply to the products we manufacture and sell. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. These regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with these rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to timely comply with these new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement.

In addition, there are an increasing number of laws and regulations being promulgated by the United States government, governments of individual states and governments overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations have been or may be adopted with respect to the Internet relating to:

●	liability for information retrieved from or transmitted over the Internet;
●	online content regulation;
●	commercial e-mail;
●	visitor privacy; and
●	taxation and quality of products and services.

Moreover, the applicability to the Internet of existing laws governing issues such as:

●	intellectual property ownership and infringement;
●	consumer protection;
●	obscenity;
●	defamation;
●	employment and labor;
●	the protection of minors;
●	health information; and
●	personal privacy and the use of personally identifiable information.

This area is uncertain and developing. Any new legislation or regulation or the application or interpretation of existing laws may have an adverse effect on our business. Even if our activities are not restricted by any new legislation, the cost of compliance may become burdensome, especially as different jurisdictions adopt different approaches to regulation.

ITEM 1A.     RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.        PROPERTIES.

The Company is currently in a month to month lease with CEO Nashua, Inc. for a 150 square feet of executive office suite in Nashua, New Hampshire for a rental payment of $150.00 per month during the term.

ITEM 3.        LEGAL PROCEEDINGS.

We are not aware of any legal proceedings to which we are a party or of which our property is the subject.

ITEM 4.        MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock was listed for trading on the OTC QB operated by pink sheets  on February 2009 under the symbol “MINE”.  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2012	High Bid	Low Bid
Fourth Quarter: 5/1/12 to 7/31/12	$0.01	$0.001
Third Quarter: 2/1/12 to 4/30/12	$0.09	$0.0082
Second Quarter: 11/1/11 to 1/31/12	$0.1349	$0.015
First Quarter: 8/1/11 to 10/31/11	$0.5547	$0.03

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 5/1/11 to 7/31/11	$0.93	$0.54
Third Quarter: 2/1/11 to 4/30/11	$1.35	$0.90
Second Quarter: 11/1/10 to 1/31/11	$1.50	$0.90
First Quarter: 8/1/10 to 10/31/10	$1.725	$0.45

Holders

On November 13, 2012, we had approximately 85 shareholders of record of our common stock.

Dividends
As of November 13, 2012, we had not paid any dividends on shares of our common stock and we do not expect to declare any or pay any dividends on shares of our common stock in the foreseeable future.  We intend to retain earnings, if any, to finance the development and expansion of our business.  Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

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

On August 9, 2011 we issued one convertible promissory note in the principal amount of $27,500 that bears interest at a rate of 8% per annum at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 trading days before conversion. . The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

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

On August 28, 2011, the Company issued 266,667 common shares to our then Chief Financial Officer pursuant to an amendment to his employment agreement for a total expense of $76,000 which will be amortized using the straight line method over the remainder of the 5 year contract.  The issuance of stock was exempt from registration under Section 4 (2). No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the consultant had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

On August 28, 2011, we issued 5,000,000 shares of our Class A Convertible Preferred stock to our then Chief Financial Officer pursuant to an amendment to his employment agreement.  The issuance of stock was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the shares. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the employee had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering

On September 1, 2011 we issued two convertible promissory notes in the principal amount of $100,000 that bear interest at a rate of 10% per annum and convert at a conversion price of $.0004 per share in exchange for promissory notes issued in the aggregate principal amount of $100,000. . We exchanged our securities with existing stockholders and no remuneration or commission was paid in reliance on under Section 3 (a)(9) of the Securities Act.

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

On February 15, 2012, the Company issued 25,000,000 common shares pursuant to a conversion notice from our then Chief Executive Officer of 2,500,000 shares of Class A Convertible Preferred.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 15, 2012, the Company issued 25,000,000 common shares pursuant to a conversion notice from our then Chief Financial Officer of 2,500,000 shares of Class A Convertible Preferred.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On March 9, 2012, the Company issued 1,774,193 common shares pursuant to a convertible promissory note to dated February 3, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On May 10, 2012, the Company issued 3,333,333 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On May 16, 2012, the Company issued 3,200,000 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On May 30, 2012, the Company issued 3,333,333 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On June 18, 2012 we issued one convertible promissory note in the principal amount of $11,500 that bears interest at a rate of 8% per annum at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 trading days before conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On July 2, 2012, the Company issued 3,846,154 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On July 11, 2012, the Company issued 3,846,154 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On July 23, 2012, the Company  entered into two Securities Purchase Agreements and Convertible Promissory Notes, one with  its former Chief Executive Officer and the other with its former Chief Financial Officer for $320,301 and $267,998, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes are due on January 23, 2012. The issuance of the notes were exempt from registration under Section 4(2) of the Securities Act. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On August 6, 2012, the Company issued 3,714,286 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On August 13, 2012, the Company issued 4,500,000 common shares pursuant to a convertible promissory note dated September 1, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On August 14, 2012, the Company issued 4,500,000 common shares pursuant to a convertible promissory note dated September 1, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On August 27, 2012, the Company issued 9,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On August 27, 2012, the Company issued 4,500,000 common shares pursuant to a convertible promissory note dated September 1, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On September 13, 2012, the Company issued 3,928,571 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On September 21, 2012, the Company issued 3,928,571 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On October 2, 2012, the Company issued 3,960,000 common shares pursuant to a convertible promissory note to dated June 6, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On October 3, 2012, the Company issued 3,928,571 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

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

Business Overview

Minerco Resources, Inc. was incorporated as a Nevada company on June 21, 2007 and our only two subsidiaries are Minerco Honduras S.A. and Level 5 Beverage Company, Inc. We were engaged in the acquisition of interests and leases in oil and natural gas properties from our inception in June 2007 through May 27, 2010. In May 2010 we changed the focus of our business to the development, production and provision of clean, renewable energy solutions in Central America.  On October 16, 2012, we added an additional line of business, Level 5 Beverage Company, Inc., a progressive specialty beverage retailer.

We currently have an interest in two Hydro-Electric Projects and one Wind project in various parts of Honduras.  Both of our Hydro-Electric projects are classified as as run-of-the-river projects (not conventional retention dams).  Our Chiligatoro Hydro-Electric Project is  in the permitting stage of development and our Iscan Hydro-Electric Project is currently in the feasibility stage of development.. To date, we have not completed construction of any of the projects and therefore we have not received any revenue from any of the projects.  There can be no assurance given that these projects will be completed in a timely manner, if at all.   We will require additional funds to complete these projects, estimated at $200,000 in the aggregate.  Additionally, even if we complete construction of the projects, there is no guarantee that they will be successfully used to create electricity or that will generate a consistent revenue stream for us.  The feasibility stage of development is the stage of development where the preliminary permits are obtained, measurement of the water flow for hydro-electric projects or wind and weather patterns for wind projects are observed, and final project size are determined.  As of July 31, 2012, these assets were impaired due to inactivity; however we are still actively pursuing obtaining necessary permits and negotiating contracts for the Chiligatoro Hydro-Electric Project including the Power Purchase Agreement, Congressional Approval, Equity Partner Financing and Senior Debt Financing. The Iscan Hydro-Electric Project is actively completing the Socialization and Feasibility stages of development.

Our subsidiary, Level 5, is being developed as a specialty beverage retailer. Level 5 intends to incorporate a proprietary vitamin enhanced system to its beverages. Level 5 is being designed to provide hot and cold beverages and energy shots with an option to incorporate a variety of combined vitamins, providing a vitamins to the consumer in a convenient and time-efficient way. Level 5 will provide its customers the ability to drive up and order (from a trained Barista) their choice of a custom-blended espresso drink, freshly brewed coffee, teas, yogurts or other beverages. Level 5 plans to offer an option to the fast-food, gas station, and institutional coffee.

We have not generated any revenue since inception and during the twelve months ended July 31, 2012, we had an accumulated deficit of $7,271,840, a stockholder’s deficit of $3,493,526 and a net loss of $5,955,868. There is substantial doubt regarding our ability to continue as a going concern.  Our operations are dependent upon our ability to obtain necessary financing and our ability to limit our negative cash flow and/or attain profitable operations.   As such, the report of our independent certified auditor for the year ended July 31, 2012 is qualified subject to substantial doubt as to our ability to continue as a going concern.

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

Valuation of Intangible Assets

As our business acquires the rights to other Hydro-Electric Projects that will result in the recording of intangible assets, the recorded values of those assets may become impaired in the future.  Although we continue to actively pursue obtaining necessary permits and negotiating contracts with respect to our renewable energy projects, due to lack of funding we have not begun construction on such projects. Accordingly, as of July 31, 2012, our intangible assets, net of accumulated amortization, were $0, as these assets were impaired due to inactivity. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish their recorded values, except when neither the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions which require significant judgment. For example, the income approach generally requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.

We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. As of July 31, 2012, these assets were impaired due to inactivity.

Principles of Consolidation

Our Company consolidates all entities that we control by ownership of a majority voting interest. Currently, we have two subsidiaries, Minerco Honduras S.A. and Level 5 Beverage Company, Inc. which we own 100% interest in both.

Uncertainties

We are a development stage company that has only recently begun operations. We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. To finance our operations, we have completed several rounds of financing and raised $516,740 through private placements of our common stock and debt financing.

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

We have recently began development of our beverage line of business inasmuch as we are new to this market there can be no assurance that we will successfully develop or market the beverage line.

Results of Operations

Our results of operations are presented below:

	Year Ended July 31, 2012	Year Ended July 31, 2011	Period from June 21, 2007 (Date of Inception) to July 31, 2012
Loan Recovery	$-	$-	$(13,000)
Impairment of Note Receivable	-	-	32,700
General and Administrative Expenses	1,541,646	972,000	2,684,501
Chiligatoro Operating Expenses	-	15,500	61,000
Interest Expense	10,517	3,476	13,993
Accretion of discount on convertible debt	422,155	61,659	464,371
Loss on derivative liability	3,255,018	42,216	3,316,677
Gain on Settlement of debt	-	(14,935)	(14,935)
Impairment of Intangibles	715,500	-	715,500
Loss on conversion	11,033	-	11,033
Net Loss	$5,955,868	$1,079,916	$7,271,840
Net Loss per Share –Basic and Diluted	$(0.14)	$(0.41)	N/A
Weighted Average Shares Outstanding	37,029,069	2,619,889	N/A

Results of Operations for the Twelve Months Ended July 31, 2012 compared to the Twelve Months Ended July 31, 2011

During the twelve months ended July 31, 2012 we incurred a net loss of $5,955,868, compared to a net loss of $1,079,916 during the same period in fiscal 2011. Our net loss per share decreased  to a loss of $0.14 per share compared to a loss of $0.41 in the same period in fiscal 2011 primarily to the issuance of shares due to the conversion of debt. The increase in our net loss during the twelve months ended July 31, 2012 was primarily due to increased General and Administrative Expense and losses on derivative liabilities, increase in compensation stock expense due to the accelerated amortization of our former Chief Executive Officer and former Chief Financial Officer’s stock compensation, increase in consulting expense and professional fees.

Our total operating expenses for the twelve months ended July 31, 2012 were $2,679,300, compared to operating expenses of $2,094,977 during the same period in fiscal 2011. Our total operating expenses during the twelve months ended July 31, 2012 consisted of $1,388,223 in compensation expense, $38,000 in consulting fees, $51,488 in professional fees, $715,500 in impairment expense, $422,155 in accretion expense, $63,934 in general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to July 31, 2012

From our inception on June 21, 2007 to July 31, 2012 we did not generate any revenues and we incurred a net loss of $7,271,840. We may not generate significant revenues from our interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project or Sayab Wind Project or any other properties in which we acquire an interest or our beverage line of business, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to July 31, 2012 were $3,925,372, consisting of compensation expense of $1,924,247, $299,600 in consulting expense, $170,571 in professional fees, $464,371 in accretion expense, $715,500 in impairment expense, general and administrative expenses equal to $290,083 and Chiligatoro Operating costs of $61,000. We have not incurred any foreign exchange losses, management fees, rent expenses or other operating expenses since our inception.

Our general and administrative expenses consist of transfer agent fees, and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to July 31, 2012 we also received $13,000 in the form of proceeds from loan recovery and incurred $32,700 in expenses related to the impairment of a note receivable.

Liquidity and Capital Resources

As of July 31, 2012 we had $0 in cash, $0 in prepaids, and $0 in total assets, $3,493,526 in total liabilities and a working capital deficit of $3,493,526. Our accumulated deficit from our inception on June 21, 2007 to July 31, 2012 is $7,271,840 and was funded primarily through equity and debt financing.

We are dependent on funds raised through our equity and debt financing, and since our inception on June 21, 2007, we have raised gross proceeds of $90,514 in cash from the sale of our common stock, $423,000 in proceeds from loans, and $51,018 from advances from related parties.

From our inception on June 21, 2007 to July 31, 2012 we spent net cash of $550,714 on operating activities. During the twelve months ended July 31, 2012 we spent net cash of $70,745 on operating activities, compared to net cash spending of $304,254 on operating activities during the same period in fiscal 2011. The  expenditures on operating activities for the twelve months ended July 31, 2012 decreased  primarily due to a reduction in related party accounts payable.

From our inception on June 21, 2007 to July 31, 2012 we spent net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We did not spend net cash on investing activities during the twelve months ended July 31, 2012.  We did not spend net cash on investing activities during the same period in fiscal 2011.

From our inception on June 21, 2007 to July 31, 2012 we received net cash of $560,714 from financing activities, of which $90,514 were proceeds from the issuance of our common stock and $423,000 were proceeds from loans and $51,018 from advances from related parties. During the twelve months ended July 31, 2012 we did receive $70,595 net cash from financing activities, compared to net cash received of $283,488 during the same period in fiscal 2011,  decrease in receipts from financing activities for the twelve months ended July 31, 2012 was primarily due to an increase in proceeds from loans.

During the twelve months ended July 31, 2012 our monthly cash requirements to fund our operating activities was approximately $232,117. Our cash of $0 as of July 31, 2012 will require us to suspend all operations that require a cash outlay until such time as funding is receivedWe estimate our planned expenses for the next 24 months (beginning October 2011) to be approximately $13,801,000, as summarized in the table below.

Description	Potential	Estimated Expenses
Energy	completion date	($)
Complete Feasibility & Environmental Studies	6 months	500,000
Project Permitting	6 months	85,000
Lease/Land Purchase	6 months	500,000
Final Construction Design	6 months	150,000
Engineering & Construction Consultants	6 months	200,000
Mobilization of Equipment	6 months	200,000
Stage 1 Construction	12 months	2,600,000
Stage 2 Construction	18 months	2,800,000
Stage 3 Construction	24 months	3,700,000
Professional Fees (legal and accounting)	12 months	100,000
Project Supervision	12 months	150,000
Project Socialization	12 months	75,000
General and administrative expenses	12 months	1,150,000
Contingencies (10%)		1,221,000
EnergyTotal		13,431,000

Beverage
Product Formulation	3 months	25,000
Product Samples	3 months	5,000
Product Branding	4 months	25,000
Product Marketing	6 months	25,000
Product Manufacturing	6 months	50,000
Product Expansion / Development	12 months	50,000
Contingencies (10%)		18,000
Beverage Total		198,000

Grand Total (All Business Lines)		13,629,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $13,629,000 (a total of $13,629,000 less our approximately $0 in cash as of July 31, 2012) to proceed with our business plan over the next 24 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Although we acquired a 100% interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project and Sayab Wind Project, there is no assurance that we will receive any revenues from this interest and the seller has rights to reacquire the properties if we fail to make certain payments. Meanwhile, even if we purchase other non-operated interests in hydro-electric projects or wind projects or begin construction activities on any properties we may acquire, this does not guarantee that these projects or properties will be commercially exploitable.

Future Financings

Our financial statements for the year ended July 31, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project or Sayab Wind Project, or from any of the hydro-electric projects in which we acquire an interest. As a new competitor in the beverage line of business, there can be no assurance we will generate any revenue from the sale of any such products and our future cash needs vary from those estimated. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.  In addition, we require funds to meet our current operating needs and to repay certain demand note obligations and other convertible debt obligations that will mature shortly.

Of the $13,629,000 we require for the next 24 months, we had approximately $0 in cash as of July 31, 2012. We intend to raise the balance of our cash requirements for the next 24 months (approximately $13,801,000) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.  Although we have an equity line with Centurion Private Equity, LLC , we have been unable to derive any financing from the equity line due to our inability to meet the volume conditions necessary to initiate a put under such equity line.  There can be no assurance that we will ever meet such conditions or therefore ever be able to utilize the equity line.

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

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as   of July 31, 2012:

Bridge Notes Payable

Name	Amount	Date of Issuance	Maturity Date	Features

Convertible Promissory Note	$25,310	6/6/11	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	$32,500	6/22/11	3/26/12	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days
Convertible Promissory Note	$18,000	8/6/11	2/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$27,500	8/9/11	5/11/12	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days
Convertible Promissory Note	$73,600	9/1/11	On Demand	0% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days but in no case less than a 51% interest in the Company
Convertible Promissory Note	$73,600	9/1/11	On Demand	0% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days but in no case less than a 51% interest in the Company
Convertible Promissory Note	$35,000	9/27/11	6/29/12	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days
Convertible Promissory Note	$27,000	11/6/11	5/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$11,500	6/18/12	3/20/13	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days
Convertible Promissory Note	$320,301	7/23/12	1/23/13	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$267,998	7/23/12	1/23/13	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days

Outstanding Notes

As of July 31, 2012 our obligations under outstanding notes totaled an aggregate principal amount of $912,309.  Of such amount $172,510 is due on demand, $18,000 was due February 6, 2012, $32,500 was due March 26, 2012, $27,000 was due May 6, 2012, $35,000 was due June 29, 2012, $27,500 was due May 11, 2012, $11,500 is due March 20, 2013, $320,301 is due January 23, 2013 and $267,998 is due January 23, 2012.  We currently do not have sufficient funds to pay any of the past due or future notes.

On October 12, 2010, we issued a promissory note to an unrelated third party in the amount of $200,000 in consideration for monies loaned to our company.  The promissory note is non-interest bearing and due on demand.   We currently do not have the funds necessary to repay this debt if a demand were to be made. The promissory note was subsequently sold to two unrelated parties, each acquiring $100,000 of the principal amount owed under the promissory note. On September 1, 2011, we entered into two agreements, each of which provide for the exchange of the principal amount of $100,000 of the promissory notes  for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000.  Each Convertible Note plus accrued interest of 10% may be converted into shares of common stock of the Company at any time before the maturity date by the Convertible Note holder at a conversion price of $0.0004 per share at the time of conversion. In the event of a default by the Company, each Convertible Note plus accrued interest may be converted into shares of common stock of the Company at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date, but in no case for an amount less than a 51% interest in the Company. The Company is obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k).  On February 20, 2012, we amended the notes with a remaining aggregate balance of $73,600 to convert at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days.

On each of June 22, 2011, August 9, 2011, September 27, 2011, and June 18, 2012 we entered into a Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises for $32,500, $27,500, $35,000 and $11,500 respectively.  The convertible notes carries an 8% rate of interest and the June 2011 and August 2011 Notes were convertible into common stock at a variable conversion price of 55% of the market price and the September Note is convertible into common stock at a variable conversion price of 51% of which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The June 2012 Note is convertible into common stock at a variable conversion price of 35% of which shall be calculated as the lowest trading day during the preceding 120 days before conversion. The promissory note issued on June 22, 2011 was due on March 26, 2012, the promissory note issued on August 9, 2011 was due on May 11, 2012 and the promissory note issued on September 27, 2011 was due on June 29, 2012 and the promissory note issued on June 18, 2012 is due on March 20, 2013.  On June 14, 2012, we amended the remaining balance on the June 2011, August 2011 and September 2011 notes of $69,000 as convertible into common stock at a variable conversion price of 35% of which shall be calculated as the lowest trading day during the preceding 120 days before conversion.

On June 6, 2011, August 6, 2011 and November 6, 2011, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $36,000, $18,000 and $27,000, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The June Convertible Promissory Note was due on December 6, 2011 and has $25,310 in principal remaining, the August Convertible Promissory Note was due on February 6, 2012 and the November Convertible Promissory Note is due on May 6, 2012.  On February 1, 2012, we amended the note dated June 6, 2011 for $36,000 to convert at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days.

On July 23, 2012, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer and former Chief Financial Officer for $320,301 and $267,998, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes are due on January 23, 2012.

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

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Minerco Resources, Inc.
(A Development Stage Company)
Katy, Texas

We have audited the accompanying consolidated balance sheets of Minerco Resources, Inc. and its subsidiaries (collectively the “Company”), as of July 31, 2012 and 2011 and the related consolidated statement of expenses, stockholders’ equity (deficit), and cash flows for the years ended July 31, 2012 and July 31, 2011, and the period from June 21, 2007 (inception) to July 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration over of internal control over financial reporting as a basis for design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation.  We believe our audits provide a reasonable basis for  our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minerco Resources, Inc. and its subsidiaries, as of July 31, 2012 and 2011 and the results of their operations, their cash flows for years ended July 31, 2012, and July 31, 2011, and the period from June 21, 2007 (inception) to July 31, 2012 in conformity with accounting principles generally accepted in the United States.

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

/s/ MALONE & BAILEY LLP
www.malonebailey.com
Houston, Texas

November 21, 2012

Minerco Resources, Inc.
(An Development Stage Company)
Consolidated Balance Sheets

	July 31, 2012	July 31, 2011

ASSETS
Current Assets
Cash	$-	$150
Prepaid rent	-	1,816
Total Current Assets	-	1,966
Intangible asset - Chiligatoro rights	-	715,500

Total Assets	$-	$717,466

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$93,142	$66,316
Accounts payable – related party	-	214,199
Advance from related party	-	34,488
Convertible notes payable	147,200	200,000
Derivative liability	3,089,498	191,216
Debenture payable	163,686	61,659
Total Liabilities	3,493,526	767,878

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 1,175,000,000 shares authorized, 87,051,824 and 3,025,048 at July 31, 2012 and 2011, respectively.	87,052	3,025

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 at July 31, 2012 and 2011, respectively.	10,000	10,000

Additional paid-in capital	3,681,262	1,252,535

Deficit accumulated during the exploration stage	(7,271,840)	(1,315,972)

Total Stockholders’ Equity (Deficit)	(3,493,526)	(50,412)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$717,466

The accompanying notes are an integral part of these audited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

	Year Ended July 31, 2012	Year Ended July 31, 2011	Period from June 21, 2007 (Date of Inception) to July 31, 2012

General and Administrative	$1,541,645	$972,000	$2,684,501
Chiligatoro Operating Costs	-	15,500	61,000
Accretion of discount on convertible debt	422,155	61,659	464,371
Impairment of intangibles	715,500	-	715,500

Total Operating Expenses	2,679,300	1,049,159	3,925,372
	,		,
Other Expenses:
Impairment of Note Receivable	–	-	32,700
Interest Expense	10,517	3,476	13,993
Loan Recovery	–	-	(13,000)
Loss on debt conversion	11,033	-	11,033
Gain on settlement of debt	-	(14,935)	(14,935)
Loss on derivative liability	3,255,018	42,216	3,316,677
Total Other Expenses	3,276,568	30,757	3,346,468
Net Loss	$(5,955,868)	$(1,079,916)	$(7,271,840)

Net Loss Per Common Share – Basic and Diluted	$(0.14)	$(0.41)

Weighted Average Common Shares Outstanding	37,029,068	2,619,889

The accompanying notes are an integral part of these audited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended July 31, 2012	Year Ended July 31, 2011	Period from June 21, 2007 (Date of Inception) To July 31, 2012

Cash Flows from Operating Activities

Net loss for the period	$(5,955,868)	$(1,079,916)	$(7,271,840)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain/loss on settlement of debt	-	(14,935)	(14,935)
Loss on derivative	3,255,018	42,216	3,297,234
Accretion of discount	422,155	61,659	483,814
Share-based compensation	1,072,510	438,364	1,510,874

Impairment of intangibles	715,500	-	715,500
Impairment of notes receivable	-	-	30,000
Changes in Assets and Liabilities
Prepaid expense	1,816	(1,816)	-
Accounts payable and accrued liabilities	75,107	58,475	141,423
Accounts payable-related party	343,017	191,699	557,216
Net Cash Used in Operating Activities	(70,745)	(304,254	(550,714)
Cash Flows from Investing Activities
Loan to third party	-0	-	(10,000)
Net Cash Used in Investing Activities	-	-	(10,000)
Cash Flows from Financing Activities
Capital Contribution	-	-	1,182
Proceeds from issuance of common stock	-	-	90,514
Proceeds from loan	74,000	249,000	423,000
Proceeds from related party debt	1,595	34,488	51,018
Payments on advances	(5,000)	-	(5,000)

Net Cash Provided by Financing Activities	70,595	283,488	560,714

Net change in cash	(150)	(20,766)	-

Cash, Beginning of Period	150	20,916	–
Cash, End of Period	$-	$150	$-

Supplemental disclosures of cash flow information

Cash paid for interest	–	–	–
Cash paid for income taxes	–	–	–

Non cash investing and financing activities:
Common stock issued for Chiligatoro rights	$-	$-	$715,500
Derivative write off upon conversion	$1,264,035	$-	$1,264,035
Conversion of notes and interest	$176,210	$-	$176,210
Reclassification of salary accrual to notes	$588,299	$-	$588,299
Reclassification of AP to notes	$45,000	$-	$45,000
Reclassification of AP to advances	$9,090	$-	$9,090
Conversion of preferred stock to common stock	$50,000	$-	$50,000
Common stock issued for note receivable	$–	$-	$20,000
Debt Discount	$907,299	149,000	1,056,299

The accompanying notes are an integral part of these audited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock, $0.001 par value		Preferred Stock, $0.01 Par value		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, June 21, 2007 (Inception)	-	$-			$-	$-	$-

Balance, July 31, 2007	-	-			-	-	-

Common Stock issued for cash at $1.80 (reverse split adjusted) per share on August 1, 2007	1,000,000	1,000			49,000		50,000

Common Stock issued for cash at $1.80 (reverse split adjusted) per share on September 21, 2007	710,300	710			34,804		35,514

Net loss	-	-			-	(33,989)	(33,989)

Balance - July 31, 2008	1,710,300	1,710			83,804	(33,989)	51,525

Common Stock issued in exchange for cash and note receivable at $1.80 (forward split adjusted) per share on August 12, 2008	500 ,000	500			24,500	-	25,000

Net Loss	-	-			-	(78,258)	(78,258)

Balance - July 31, 2009	2,210,300	2,210			108,304	(112,247)	(1,733)

Contributed Capital					1,182		1,182
Shares issued for Rights, ROTA (Chiligatoro)	90,000	90			715,410		715,500
Net Loss	-	-			-	(123,809)	(123,809)
Balance - July 31, 2010	2,300,300	2,300			824,896	(236,056)	591,140

Common Stock issued for Centurion Equity Line of Credit legal services	13,333	13			(13)		-
Common Stock issued for Centurion Equity line of Credit Commitment Fees	120,048	120			(120)		-
Common Stock issued for Consulting Services	106,667	107			135,893		136,000
Common Stock issued as Sign on Bonus	11,667	11			14,864		14,875
Common Stock issued per CFO employment agreement	200,000	200			31,640		31,840
Common Stock issued per CEO employment agreement			10,000,000	10,000	69,649		79,649
Common Stock issued per non-circumvent agreement	13,333	13			10,587		10,600
Common Stock issued per consulting agreement	166,667	167			114,833		115,000
Common Stock issued as year-end bonus	46,667	47			25,153		25,200
Common Stock issued as year-end bonus	46,667	47			25,153		25,200
Net Loss	-	-			-	(1,079,916)	(1,079,916)
Balance - July 31, 2011	3,025,349	$3,025	10,000,000	$10,000	$1,252,535	$(1,315,972)	$(50,412)
Common Stock issued pursuant to convertible promissory note	47,059	47			11,953		12,000
Common Stock issued for Consulting Services	266,667	267			16,133		16,400
Common Stock issued per CFO employment agreement	133,333	133			37,867		38,000
Preferred Stock issued per CFO employment agreement			5,000,000	5,000	15,500		20,500
Common Stock issued pursuant to convertible promissory note	880,000	880			51,920		52,800
Common Stock issued pursuant to convertible promissory note	133,334	134			9,866		10,000
Common Stock issued pursuant to convertible promissory note	80,000	80			5,920		6,000
Common Stock issued pursuant to convertible promissory note	133,333	134			7,866		8,000
Common Stock issued pursuant to convertible promissory note	100,000	100			4,400		4,500
Common Stock issued pursuant to convertible promissory note	200,000	200			5,800		6,000
Common Stock issued pursuant to convertible promissory note	200,000	200			5,800		6,000
Common Stock issued pursuant to convertible promissory note	97,038	97			2,523		2,620
c Common Stock issued pursuant to convertible promissory note	238,096	238			4,762		5,000
Common Stock issued pursuant to convertible promissory note	222,223	222			3,778		4,000
Common Stock issued pursuant to convertible promissory note	222,223	222			1,778		2,000
Common Stock issued pursuant to convertible promissory note	200,000	200			1,300		1,500
Common Stock issued pursuant to convertible promissory note	283,334	283			1,417		1,700
Common Stock issued pursuant to convertible promissory note	283,334	283			1,417		1,700
Common Stock issued pursuant to convertible promissory note	283,334	283			1,417		1,700
Conversion of Preferred Stock to common stock	50,000,000	50,000	(5,000,000)	(5,000)	(45,000)		-
Common Stock issued pursuant to convertible promissory note	10,690,000	10,690			-		10,690
Common Stock issued pursuant to convertible promissory note	1,774,193	1,774			9,226		11,000
Common Stock issued pursuant to convertible promissory note	3,333,333	3,334			9,666		13,000
Common Stock issued pursuant to convertible promissory note	3,200,000	3,200			4,800		8.000
Common Stock issued pursuant to convertible promissory note	3,333,333	3,334			1,666		5,000
Common Stock issued pursuant to convertible promissory note	3,846,154	3,846			(2,346)		1,500
Common Stock issued pursuant to convertible promissory note	3,846,154	3,846			(2,346)		1,500
Stock based compensation					195,426		195,426
Accelerated Depreciation of Stock					802,183		802,183
Derivative liability write off due to conversion					1,264,035		1,264,035
	-	-			-	(5,955,868)	(5,955,868)
Balance - July 31, 2012	87,051,824	$87,052	10,000,000	$10,000	$3,681,262	$(7,271,840)	$(3,493,526)

The accompanying notes are an integral part of these audited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

1. Nature of Operations and Going Concern

Minerco Resources, Inc. (the “Company”) was incorporated in Nevada on June 21, 2007. The Company was engaged in the exploration stage from its June 21, 2007 (inception) to May 27, 2010.  As of May 27, 2010, we are no longer in the oil and natural gas business.  We intend to develop, produce, and provide clean, renewable energy solutions in Central America.  On October 16, 2012, we added an additional line of business, Level 5 Beverage Company, Inc., a progressive specialty beverage retailer.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2012, the Company has an accumulated deficit and no revenue. The Company is in the business of developing, producing and providing clean, renewable energy solutions in Central America. The Company participates in and invests in development projects with other companies in clean, renewable energy projects. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Acquired intangible assets are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets. As of July 31, 2012 the Company impaired 100% of the $715,000 intangible asset as of July 31, 2011, due to inactivity.

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

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the periods ended July 31, 2011 and 2009, except for net loss, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

3. Chiligatoro Rights

Chiligatoro Rights, net, at July 31, 2012 and 2011 consists of:

	2012	2011

Common stock issued for purchase of rights	$–	715,500
Less accumulated amortization	–	–

Chiligatoro, net	$–	715,500

On May 27, 2010, the Company entered into an agreement with ROTA INVERSIONES S.DE R.L., a Corporation formed under the laws of Honduras (the “Seller”) for the acquisition of Hydro Electric Project known as “Chiligatoro Hydro-Electric” in Honduras in Central America (the “Project”).  The Company will pay the Seller a total of 18,000,000 shares of our common stock for 100% of all right, title and interest in and to the Chiligatoro Project payable as follows: 9,000,000 shares of its common stock within 3 days of closing, 4,500,000 shares of its restricted common stock within 180 days of closing and 4,500,000 shares of restricted common stock upon the Company’s raising of $12,000,000 no later than 24 months after closing.  As of the date of this report, 13,500,000 shares have been issued. The Company will pay Seller a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from the Project prior to completion of the payment of the foregoing.  Further, the Company will pay Seller a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from the Project to after the completion of the payout for the life of the Project, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as, all associated costs related to the development of the Project.  If the Company is unable to obtain the financing requirements of this agreement, Seller shall have the right to terminate this agreement with full rights of rescission, and all rights, title and interest to the Project shall be transferred back to the Seller.

The acquisition cost of $715,500 for the May 27, 2010 stock grant of 13,500,000 shares of common stock to ROTA INVERSIONES S.DE R.L. pursuant to the acquisition agreement was determined based on the closing price of the Company common stock on the date of the transfer of title, June 4, 2010, for the 13,500,000 shares which have been earned by the Seller to date.  The remaining cost of the 4,500,000 shares of common stock will be capitalized upon obtaining of financing for the project.  The acquisition cost will then be amortized over 30 years which is the life of the Operating contract granted June 28, 2010 by the Honduran National Commission of Energy (“NCE”).  The 30 year operating contract begins when construction of the Chiligatoro Hydro-Electric Project is complete.  The Chiligatoro Project has not yet obtained congressional and presidential confirmation of its Purchase Power Agreement; therefore the official title has not been assigned in La Gazeta, the official publication. When published, Title will be assigned to the buyer, Minerco Resources, Inc. As of July 31, 2012, these assets were impaired due to inactivity.  However, we are still pursuing receipt of all regulatory requirements necessary to continue development and commence construction including the Power Purchase Agreement, Congressional Approval, Equity Partner Financing and Senior Debt Financing for the Chiligatoro Hydro-Electic Project. The Iscan Hydro-Electric Project and Sayab Wind Project are actively completing the Socialization and Feasibility stages of development.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

4. Related Party Transactions

As at July 31, 2012, the Company was indebted to the former President of the Company in the amount of $0 ($14,935-July 31, 2011), which was noninterest bearing, unsecured, and due on demand.

As of July 31, 2012, the Company was indebted to the former Chief Executive Officer for $0 ($127,674-July 31, 2011) relating to accrued salary and ($21,797July 31, 2011) for expenses paid on behalf of the company and to the former Chief Financial Officer for  $0 ($83,515-July 31, 2011) relating to accrued salary and $0 ($15,701-July 31, 2011) for expenses paid on behalf of the company for a total of $0.

On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer and former Chief Financial Officer for $320,301 and $267,998, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes are due on January 23, 2012.  The Convertible Promissory Notes are due on to former Chief Financial Officer for $267,998 has been assigned to former Chief Executive officer as of July 31, 2012

5. Preferred Stock

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

On January 11, 2011, the Company issued 10,000,000 Class A convertible preferred shares to its former Chief Executive Officer valued at $0.007964 or $79,649. The Company recognized this as compensation. On February 15, 2012, the former Chief Executive Officer converted 2,500,000 into 25,000,000 common shares. The Company amended the employment agreement during fiscal year; whereby as of July 31, 2012 all issuances of stock are vested; therefore, all compensation is recognized.

On August 28, 2011, the Company issued 5,000,000 shares of its Class A Convertible Preferred stock to its former Chief Financial Officer valued at $0.0041 or $20,500. The Company recognized this as compensation. On February 15, 2012, the former Chief Executive Officer converted 2,500,000 shares of preferred stock into 25,000,000 common shares. The Company amended the employment agreement during fiscal year; whereby as of July 31, 2012 all issuances of stock are vested; therefore, all compensation is recognized.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

6. Common Stock

On December 16, 2010, the Company entered into an employment contract with its Chief Financial Officer for 30,000,000 common shares valued at $255,000 amortized over the term of the agreement, 5.5 years. As of July 31, 2012, the Company recognized $82,952 in compensation expense and $172,048 is unamortized as of July 31, 2012.

On August 8, 2011, the Company issued 47,059 common shares at a conversion rate of $0.255 for the conversion of $12,000 of debt pursuant to a convertible promissory note dated February 3, 2011.

On August 28, 2011, the Company entered into a consulting agreement with SE Media for two months with an option to extend for an additional one month. SE Media will be issued 133,333 shares at $0.2850 of Minerco Resources, Inc for a total compensation expense of $38,000.

On August 28, 2011, the Company issued 266,667 common shares to our Chief Financial Officer pursuant to an amendment to his employment agreement for a total expense of $76,000 which will be amortized using the straight line method over the remainder of the 5 year contract. The expense recognized as of July 31, 2012 is $16,400 and $59,600 is unamortized as of July 31, 2012.

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

On December 15, 2011, the Company issued 200,000 common shares at a conversion rate of $0.008 for the conversion of $1,500 pursuant to a convertible promissory note to dated March 29, 2011.

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

On July 2, 2012, the Company issued 3,846,154 common shares at a conversion rate of $0.00039 for the conversion of $1,500 of debt pursuant to a convertible promissory note dated June 22, 2011.

On July 11, 2012, the Company issued 3,846,154 common shares at a conversion rate of $0.00039 for the conversion of $1,500 of debt pursuant to a convertible promissory note dated June 22, 2011.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

7. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $5,800,000 which begins expiring in 2028. The Company has adopted ASC 740, “Accounting for Income Taxes ”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2012 and 2011, after applying enacted corporate income tax rates, are as follows:

	July 31,	July 31,
	2012	2011
Deferred income tax asset
Net operating loss carry forward	$3,082,025	$439,542
Valuation allowance	(3,082,025)	(439,542)
Net deferred tax assets	$–	$–

8. Convertible Notes Payable

As of July 31, 2012, the Company was indebted to an unrelated third party for $147,200, for monies loaned to the Company.  On October 12, 2010, the Company granted a promissory note to this party in the amount of $200,000 in consideration for monies loaned to the Company.  The promissory note is non-interest bearing and due on demand.  On September 1, 2011, the Company entered  into two agreements, each of which provide for the exchange of the two promissory notes dated October 12, 2010 in the principal amount of $100,000 for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000.  Each Convertible Note plus accrued interest of 0% may be converted into shares of common stock of the Company at any time before the maturity date by the Convertible Note holder at a conversion price of $0.0004 per share at the time of conversion. In the event of a default by the Company, each Convertible Note plus accrued interest may be converted into shares of common stock of the Company at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date, but in no case for an amount less than a 51% interest in the Company.

The Company is obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k). On September 1, 2011, a note holder converted $52,800 of principal into 880,000 shares of the Company.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

9. Convertible note payable and derivative liabilities

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

On June 22, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $32,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 35% of the market price which shall be calculated as the lowest trading days during the preceding 120 days before conversion.  The Promissory Note is due on March 26, 2012.

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

On August 9, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $27,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 35% of the market price which shall be calculated as the lowest trading days during the preceding 120 days before conversion.   The Promissory Note is due on May 11, 2012.

On September 27, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $35,000.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 35% of the market price which shall be calculated as the lowest trading days during the preceding 120 days before conversion.   The Promissory Note is due on June 29, 2012.

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

On June 18, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $11,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 35% of the market price which shall be calculated as the lowest trading days during the preceding 120 days before conversion.  The Promissory Note is due on March 20, 2013.

On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Financial Officer for $267,998.  The convertible note carries an 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the average of the lowest day during the preceding 5 days before conversion.  The Promissory Note is due on January 23, 2013.

On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer for $320,301.  The convertible note carries an 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the average of the lowest day during the preceding 5 days before conversion.  The Promissory Note is due on January 23, 2013.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

A summary of changes in Convertible Promissory Notes payable for the period ended July 31, 2012 is as follows:

Beginning balance	$261,659
Gross proceeds from the notes payable	74,000
Less: debt discount from conversion options	(907,299)
Add: amortization of discount	422,155
Less: debt converted to common stock	(172,928)
Add: noncash reclass into notes payable	633,299

Total notes payable	$310,886

Derivative Liability:

The fair values of the three instruments were determined to be $3,089,498 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $907,299 was recorded as debt discount and $1,130,857 was recorded as day one loss on derivative liability.  During the year ended July 31, 2012, the Company recorded a net loss on mark-to-market of the conversion options of $2,124,160, respectively.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2012.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$3,089,498	$3,089,498

The following table summarizes the derivative liabilities included in the consolidated balance sheet at July 31, 2012:

Balance at July 31, 2011	$191,216
Debt discount	$907,299
Day one loss on fair value	1,130,857
July 31, 2012 loss on change in fair value	2,124,160
Write off due to conversion	(1,264,035)
Balance at July 31, 2012	$3,089,498

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of both the notes of $3,089,498, of which $907,299 is recorded as discount on the notes and the remaining $2,124,160 is expensed as a derivative loss. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.001 to $0.555, a conversion price of  $0.00039 to $.2530, expected volatility of 74% to 1581%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.07% to 0.18%. The discount on the convertible loan is accreted over the term of the convertible loan. During the year ended July 31, 2012, the Company recorded accretion of $422,155.

The net loss recorded on the above derivative liabilities for the twelve months ended July 31, 2012 was $3,255,018.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

10. Commitments

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

On July 23, 2012, the Company amended an exclusive employment agreement with V. Scott Vanis to serve as our Chief Executive Officer, President and Chairman of the Board of Directors.  Mr. Vanis will be paid no salary in exchange for having 10 million Class A Convertible Preferred share vest immediately.

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

On July 23, 2012, the Company amended an exclusive employment agreement with Sam J Messina III to serve as our Chief Financial Officer, Secretary and Treasurer.  Mr. Messina will be paid no salary in exchange for having 466,667 shares of common stock and 5 million shares of Class A Convertible Preferred stock vest immediately.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

11. Subsequent Events

a)
On August 6, 2012, the Company issued 3,714,286 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 9(3) of the Act.

b)	On August 13, 2012, the Company issued 4,500,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

c)	On August 14, 2012, the Company issued 4,500,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

d)	On August 27, 2012, the Company issued 9,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

e)	On August 27, 2012, the Company issued 4,500,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

f)
On September 13, 2012, the Company issued 3,928,571 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

g)
On September 21, 2012, the Company issued 3,928,571 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

h)	On September 21, 2012, our former Chief Financial Officer, Secretary, Treasurer, and member of the Board of Directors resigned.

i)	On September 21, 2012, our former Chief Executive Officer, President and current Chairman of the Board of Directors resigned as Chief Executive Officer and President.

j)	On September 21, 2012, the Company hired John Powers as our current Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.

k)	On September 21, 2012, the Company formed the subsidiary Level 5 Beverage Company, Inc., a Deleware corporation.

l)
On October 2, 2012, the Company issued 3,960,000 common shares pursuant to a convertible promissory note to dated June 6, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

m)
On October 3, 2012, the Company issued 3,928,571 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to July 31, 2012, included in this report have been audited by Malone Bailey LLP as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer who is also our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) who is also our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO who is also our CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.  Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.
.
Limitations on the Effectiveness of Controls

Our management, including our CEO who is also our CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of July 31, 2012, the Company’s internal control over financial reporting was not effective based on those criteria. Inasmuch as we only have one individual serving as our Chief Executive Officer and Chief Financial Officer we have determined that the Company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This annual report does not include an attestation report of our registered public accountant regarding internal control over financial reporting.  Managements’ report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our current board of directors consists of one individual, V. Scott Vanis.  Each director will serve until his or her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and each serve until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and sole director is set forth below:

Name and Address	Age	Position(s)
V. Scott Vanis	35	Chairman of the board of Directors
16710 Coyotillo Lane
Houston, TX 77095
John Powers	61	Chief Executive Officer, Chief Financial Officer, President,
		Secretary and Treasurer

Background of officers and directors

V Scott Vanis, Chairman of the Board of Directors

From March 23, 2010 to September 21, 2012,V. Scott Vanis served as our  our President, Chief Executive Officer, Chief Financial Officer, and since March 23, 2010 he has served as a member of the Board of Directors.

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

John Powers, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

On September 21, 2012, John Powers was appointed our President, Chief Executive Officer, and Chief Financial Officer.

From November, 2008 to present, Mr. Powers was the CEO for Storm Alternative and Renewable Energy Corporation (SAREC) developing alternative energy solutions specializing in waste to energy technology and facilities.

From October, 2005 until November, 2008, Mr. Powers worked for Intechra, as its Operations and Sales Manager. He was in charge of recycle/resale of client assets to ensure data integrity and maximize resale recovery. He also oversaw all aspects of environmental protection throughout the recycling process (cradle to grave concept).

From December, 1996 to October, 2005, Mr. Powers worked for Digital Equipment which was purchased by Compaq then Hewlett Packard as an Asset Management Reclamation Specialist. He was tasked with ensuring data security, data integrity and environmental protection. He excelled at maximizing revenue through resale and recycling of excess electronic components, including precious metals recovery and resale, for the company.

From February, 1986 to December, 1996, Mr. Powers was instrumental in energy management and recycling operations at Digital Equipment as its Property Manager. He managed multiple multi-faceted facilities, including two million square feet of inventory space and operations with an annual budget of US$20 million.

Mr. Powers received a Bachelors of Science Degree in Business Administration from Southern New Hampshire University in 1992.

Conflicts of Interest

There are no conflicts of interest.  Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.  Although ours securities are not listed on the Nasdaq, when determining independence we use the Nasdaq definition of independence Our board members are not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. The board of directors believes that its member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. The board of directors believes that its board is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed on our website at www.minercoresources.com

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended July 31, 2012, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except that Mr. Powers did not file a Form 3 upon becoming an officer of the Company.

ITEM 11.      EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through July 31, 2012, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table
							Non-	Nonqualified
							Equity	Deferred	All
Name							Incentive	Compensa-	Other
And				Stock		Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards		Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)		(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
John Powers, CEO, President	2012	0	0	0		0	0	0	0	0
	2011	0	0	0		0	0	0	0	0
V. Scott Vanis, Chairman	2012	180,000	0	784,666	(1)	0	0	0	0	964,666
Former President, CEO	2011	142,965	0	104,850	(1)	0	0	0	0	247,812
Sam Messina III (former)	2012	145,000	0	412,577	(2)	0	0	0	0	557,557
CFO, Secretary,	2011	104,038	0	57,040	(2)	0	0	0	0	161,078
Treasurer

(1)
Stock Award for V. Scott Vanis includes the amortization of his 10 million convertible Class A Preferred Shares valued at $784,666 for 2012 and $79,650 and 46,667 shares of common stock received as a year end bonus valued $25,200 for 2011.

(2)
Stock Award for Sam Messina III includes the amortization of his 466,667 shares of common stock valued at $218,187 and 5 million convertible Class A Preferred Shares valued at $194,390 and  200,000shares of common stock valued at $31,840 and 46,667 shares of common stock received as a year end bonus valued at $25,200 for 2011.   Sam Messina III resigned on September 21, 2012 and sold all stock to our former CEO, V. Scott Vanis.

* The addresses of each of the executive officers is c/o 20 Trafalgar Square, Suite 400, Nashua, NH 03063.

The Company did not award any stock options or SAR grants as of July 31, 2012.

The following table sets forth the compensation paid by us from to our directors for the year ending July 31, 2012.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation
Fees
	Earned				Nonqualified
	Or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
V. Scott Vanis	0	0	0	0	0	0	0
Sam J Messina III (former)	0	0	0	0	0	0	0

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of common shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The share calculations are based upon 126,085,007 shares of common stock outstanding as of November 13, 2012.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
V. Scott Vanis [1]	51,920,004	41.2%

Braeden Storm Enterprises, Inc. [2]	9,000,000	6.67%

The Hartwell Grup, Inc. [3]	9,000,000	6.67%

All Officers and Directors (1) as a Group	51,920,000	41.2

[1]           V. Scott Vanis is our Chairman of the Board of Directors.

[2]           Represents shares of stock to be issued to Braeden Storm Enterprises, Inc. upon conversion of a convertible promissory note with the Company.

[3]           Represents shares of stock to be issued to The Hartwell Group, Inc. upon conversion of a convertible promissory note with the Company.

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

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
V. Scott Vanis [1]	10,000,000	100.00%

All Officers and Directors as a Group	10,000,000	100.0%

[1]           V. Scott Vanis is our Chairman of the Board of Directors and former President and CEO..

ITEM 13.      CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On July 23, 2012, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer and former Chief Financial Officer for $320,301 and $267,998, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes are due on January 23, 2012.

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

2012	$21,500	Malone Bailey LLP
2011	$20,500	Malone Bailey LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$4,000	Malone Bailey LLP
2011	$8,400	Malone Bailey LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$-0-	Malone Bailey LLP
2011	$-0-	Malone Bailey LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$-0-	Malone Bailey LLP
2011	$-0-	Malone Bailey LLP

(5) Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of one director who is not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	12/10/08	3.1

3.2	Bylaws.	S-1	12/10/08	3.2

3.3	Amendment to Articles of Incorporation	8-K	1/13/11	3.1

4.1	Instrument Defining the Rights of Shareholders – Form of Share Certificate	S-1	12/10/08	4

10.1	Acquisition Agreement with Wisdom Resources, Inc. and as amended on January 19, 2009	S-1	12/8/08	10.1

10.2	Agreement to Exchange Debt for Mining Interest and Note	S-1	12/23/10	10.2

10.3	Sam J Messina III Employment Agreement	S-1	12/23/10	10.3

10.4	V. Scott Vanis Employment Agreement	10-Q	3/18/11	10.1

10.5	Asset Purchase Agreement for Iscan Hydro-Electric Project	10-Q	3/18/11	10.3

10.6	Asset Purchase Agreement for Sayab Wind Project	10-Q	3/18/11	10.4

10.7	Binding Letter of Intent Caserio Rio Frio	10-Q	3/18/11	10.5

10.8	Binding Letter of Intent Sixe	10-Q	3/18/11	10.6

10.9	Securities Purchase Agreement with Asher Enterprises dated February 3, 2011	10-Q	3/18/11	10.7

10.10	Securities Purchase Agreement with Asher Enterprises dated March 29, 2011	10-Q	6/16/11	10.1

10.11	Securities Purchase Agreement with Asher Enterprises dated June 22, 2011				X

10.12	Asset Purchase Agreement by and among Minerco Resources, Inc. and Rota Inversiones S.De R.L	10-Q	6/18/10	10.1

10.13	30 year Operations Agreement for Chiligatoro Electric Project – English Translation	10-K	11/15/10	10.3

10.14	Consulting Agreement for Sam Messina III	10-K	11/15/10	10.2

10.15	Promissory Note with Mainland International, Inc.	10-K	11/15/10	10.4

10.16	Securities Purchase Agreement Dated August 8, 2011				X

10.17	Amendment to Sam J Messina III employment agreement	8-K	9/2/11	10.1

10.18	Convertible Promissory Note Dated September 1, 2011	8-K	9/8/11	10.1

10.19	Convertible Promissory Note Dated September 1, 2011	8-K	9/8/11	10.2

10.20	Securities Purchase Agreement Dated September 27, 2011				X

10.21	Convertible Promissory Note with SE Media Partners, Inc. dated June 6, 2011				X

10.22	Convertible Promissory Note with SE Media Partners, Inc. dated August 6, 2011				X

10.23	Consulting Agreement dated December 6, 2010 with SE Media Partners, Inc.				X

10.24	Addendum to Consulting Agreement dated December 6, 2010 with SE Media Partners, Inc.				X

10.25	Consulting Agreement with SE Media Partners, Inc. dated August 28, 2011				X

10.26	Amendment to Securities Purchase Agreement with Asher Enterprises, Inc. dated February 3, 2011				X

10.27	Amendment to Securities Purchase Agreement with Asher Enterprises, Inc. dated March 29, 2011				X

10.28	Amendment to Securities Purchase Agreement with Asher Enterprises, Inc. dated June 29, 2011				X

10.29	Amendment to Securities Purchase Agreement with Asher Enterprises, Inc. dated August 9, 2011				X

10.30	Amendment to Securities Purchase Agreement with Asher Enterprises, Inc. dated October 7, 2011				X

21.1	Minerco Honduras S.A.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2012.

MINERCO RESOURCES INC.

BY:
John Powers, President, Principal Executive Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

	Director	November 21, 2012
Scott Vanis

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	12/10/08	3.1

3.2	Bylaws.	S-1	12/10/08	3.2

3.3	Amendment to Articles of Incorporation	8-K	1/13/11	3.1

4.1	Instrument Defining the Rights of Shareholders – Form of Share Certificate	S-1	12/10/08	4

10.1	Acquisition Agreement with Wisdom Resources, Inc. and as amended on January 19, 2009	S-1	12/8/08	10.1

10.2	Agreement to Exchange Debt for Mining Interest and Note	S-1	12/23/10	10.2

10.3	Sam J Messina III Employment Agreement	S-1	12/23/10	10.3

10.4	V. Scott Vanis Employment Agreement	10-Q	3/18/11	10.1

10.5	Asset Purchase Agreement for Iscan Hydro-Electric Project	10-Q	3/18/11	10.3

10.6	Asset Purchase Agreement for Sayab Wind Project	10-Q	3/18/11	10.4

10.7	Binding Letter of Intent Caserio Rio Frio	10-Q	3/18/11	10.5

10.8	Binding Letter of Intent Sixe	10-Q	3/18/11	10.6

10.9	Securities Purchase Agreement with Asher Enterprises dated February 3, 2011	10-Q	3/18/11	10.7

10.10	Securities Purchase Agreement with Asher Enterprises dated March 29, 2011	10-Q	6/16/11	10.1

10.11	Securities Purchase Agreement with Asher Enterprises dated June 22, 2011	10-K	10/14/11	10.11	X

10.12	Convertible Promissory Note with Asher Enterprises dated February 3, 2011	S-1	10/14/11	10.42

10.13	Convertible Promissory Note with Asher Enterprises dated March 29, 2011	S-1	10/14/11	10.42

10.14	Convertible Promissory Note with Asher Enterprises dated June 22, 2011	S-1	10/14/11	10.44

10.15	Convertible Promissory Note with Asher Enterprises dated August 9, 2011	S-1	10/14/11	10.45

10.16	Convertible Promissory Note with Asher Enterprises dated September 27, 2011	S-1	10/14/11	10.46

10.17	Asset Purchase Agreement by and among Minerco Resources, Inc. and Rota Inversiones S.De R.L	10-Q	6/18/10	10.1

10.18	30 year Operations Agreement for Chiligatoro Electric Project – English Translation	10-K	11/15/10	10.3

10.19	Consulting Agreement for Sam Messina III	10-K	11/15/10	10.2

10.20	Promissory Note with Mainland International, Inc.	10-K	11/15/10	10.4

10.21	Securities Purchase Agreement with Asher Enterprises, Inc. dated August 8, 2011	10-K	10/13/11	10.16

10.22	Amendment to Sam J Messina III employment agreement	8-K	9/2/11	10.1

10.23	Convertible Promissory Note Dated September 1, 2011	8-K	9/8/11	10.1

10.24	Convertible Promissory Note Dated September 1, 2011	8-K	9/8/11	10.2

10.25	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 27, 2011	10-K	10/13/11	10.20

10.26	Convertible Promissory Note with SE Media Partners, Inc. dated June 6, 2011	10-K	10/13/11	10.20

10.27	Convertible Promissory Note with SE Media Partners, Inc. dated August 6, 2011	10-K	10/13/11	10.20

10.28	Consulting Agreement dated December 6, 2010 with SE Media Partners, Inc.	10-K	10/13/11	10.20

10.29	Addendum to Consulting Agreement dated December 6, 2010 with SE Media Partners, Inc.	10-K	10/13/11	10.20

10.30	Consulting Agreement with SE Media Partners, Inc. dated August 28, 2011	10-K	10/13/11	10.20

10.31	Amendment to Convertible Note dated March 29, 2011 with Asher Enterprises, Inc.	10-K	10/13/11	10.27

10.32	Amendments to Articles of Incorporation	14-C	1/9/12	3.1

10.33	Amendment to Convertible Note with SE Media, Inc. dated June 6, 2011	10-Q	3/21/12	10.2

10.34	Amendment to Convertible Note with SE Media, Inc. dated February 20, 2012	10-Q	3/21/12	10.3

10.35	Amendment to Convertible Note with FTB Enterprises, Inc. dated February 20, 2012	10-Q	3/21/12	10.4

10.36	Amendment to Convertible Note with SE Media, Inc. dated June 6, 2011	10-Q	3/21/12	10.1

10.37	Amendment to June 22, 2011 Convertible Promissory Note with Asher Enterprises, Inc. dated June 14, 2012	10-Q	6/20/12	10.1

10.38	Amendment to August 9, 2011 Convertible Promissory Note with Asher Enterprises, Inc. dated June 14, 2012	10-Q	6/20/12	10.2

10.39	Amendment to October 7, 2011 Convertible Promissory Note with Asher Enterprises, Inc. dated June 14, 2012	10-Q	6/20/12	10.3

10.40	Securities Purchase Agreement with Asher Enterprises dated June 18, 2012				X

10.41	Convertible Promissory Note with Asher Enterprises, Inc. dated June 18, 2012				X

10.42	Securities Purchase Agreement with former CEO dated June 23, 2012				X

10.43	Convertible Promissory Note with former CFO dated June 23, 2012				X

10.44	Securities Purchase Agreement with former CEO dated June 23, 2012				X

10.45	Convertible Promissory Note with former CEO dated June 23, 2012				X

21.1	Minerco Honduras S.A.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X