Form 10-Q
period 2012-10-31
Minerco Resources, Inc.
filed 2012-12-21
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______To _______

Commission file number: 333-156059

Minerco Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2636716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Trafalgar Sqaure, Suite 455
Nashua, NH 03063
(Address of principal executive offices)

(603) 732-6948
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

As of December 22, 2012 the registrant had 126,085,067 outstanding shares of its common stock.

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

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	October 31, 2012	July 31, 2012
ASSETS

Cash	$-	$-

Prepaid Expense	-	-

Current Assets	-	-

Other Assets
Intangible asset - Chiligatoro rights	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$98,761	$93,142

Accounts Payable – Related Party	3,178	-

Convertible Note Payable	138,200	147,200
Derivative Liability	4,303,685	3,089,498
Debenture Payable	181,885	163,868
Total Liabilities	4,725,709	3,493,526
Stockholders’ Deficit

Common stock, $0.001 par value, 1,175,000,000 shares authorized, 126,083,502 and 87,051,824 outstanding at October 31, 2012 and July 31, 2012, respectively	126,083	87,052

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 and 10,000,000 outstanding at October 31, 2012 and July 31, 2012, respectively	10,000	10,000

Additional paid-in capital	3,737,836	3,681,262

Deficit accumulated during the exploration stage	(8,599,628)	(7,271,840)

Total Stockholders’ Deficit	(4,725,709)	(3,493,526)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Period from June 21, 2007 (Date of Inception) to October 31, 2012

General and Administrative	$8,797	$257,119	$2,693,298
Chiligatoro Operating Costs	-	-	61,000
Accretion of discount on convertible debt	22,264	283,943	486,635
Impairment of Intangibles	-	-	715,500
Total Operating Expenses	31,061	541,062	3,956,433

Other Expenses:
Impairment of Note Receivable	-		32,700
Interest Expense	-	3,710	13,993
Loan Recovery	-	-	(13,000)
Loss on Debt Conversion	-	-	11,033
Gain on Settlement of Debt	-		(14,935)
Loss on Derivative Liability	1,296,727	219,372	4,613,404

Total Other Expenses	1,296,727	223,082	4,643,195

Net Loss	$(1,327,788)	$(764,144)	$(8,599,628)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.18)

Weighted Average Common Shares Outstanding	112,918,969	4,151,866

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011		Period from June 21, 2007 (Date of Inception) To October 31, 2012
Cash Flows from Operating Activities

Net loss	$(1,327,788)		$(764,144)	$(8,599,628)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain/Loss on settlement of debt	-		-	(14,935)
Loss on derivative	1,296,727		219,372	4,593,961
Accretion of discount	22,264		289,943	506,078
Share based compensation	-		94,199	1,510,874

Impairment of Intangibles	-		-	715,500

Impairment of notes receivable	-		-	30,000
Changes in operating assets and liabilities:
Prepaid expense	-		(1,816)	-
Accounts payable and accrued liabilities	5,619		37,843	147,042
Accounts payable- related party	3,178		68,974	560,394
Net Cash Used in Operating Activities	-		(57,997)	(550,714)

Cash Flows from Investing Activities

Loan to third party	-		-	(10,000)

Net Cash Used in Investing Activities	-		-	(10,000)

Cash Flows from Financing Activities

Capital contribution	-		-	1,182
Proceeds from issuance of common stock	-		-	90,514
Proceeds from loan	-		62,500	423,000
Proceeds from related party debt	-		-	51,018
Repayment of related party debt	-		(3,405)	(5,000)

Net Cash Provided by Financing Activities	-		59,095	560,714

Net change in cash	-		1,098	-

Cash, Beginning of Period	-		150	-

Cash, End of Period	$-		$1,248	$-

Supplemental disclosures of cash flow information

Cash paid for interest	-		82	-
Cash paid for income taxes	-		-	-

Non cash investing and financing activities:
Debt discount	$-		$280,022	$1,056,299
Settlement of accounts payable in exchange of notes payable	$-		$18,000	$45,000
Conversion cancellation	$2,845		$-	$2,845
Shares issued upon conversion note payable	$15,910		$105,300	$192,120
Derivative liability re-classed to equity upon conversion of notes payable to common shares	$82,540		$307,542	$1,346,575
Conversion of preferred stock to common stock	$-	$		$50,000
Common stock issued for Chiligatoro rights	$-		$-	$715,500
Common stock issued for note receivable	$-		$-	$20,000

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Minerco Resources, Inc. (“Minerco” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Minerco’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Consolidated Notes to the Financial Statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in Minerco’s Form 10-K have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended October 31, 2012, the Company has an accumulated deficit and no revenue. The Company is in the business of developing, producing and providing clean, renewable energy solutions in Central America. The Company participates in and invests in development projects with other companies in clean, renewable energy projects. The Company also is engaged in the development of a specialty beverage retailer, through its subsidiary.
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

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2013.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on October 31, 2012.

	Level 1		Level 2		Level 3	Total
Assets		-		-	-	-
None	$		$		$-	$-
Liabilities		-		-	-	-
Derivative Financial Instruments		$-		$-	$4,303,685	$4,303,685

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2012.

	Level 1	Level 2	Level 3	Total
Assets	-	-	-	-
None	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative Financial Instruments	$-	$-	$3,089,498	$3,089,498

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

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

5. Related Parties

As of October 31, 2012, the  Company is  indebted to the former Chief Financial Officer for $3,178 ($0 at July 31, 2012).

On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer and former Chief Financial Officer for $320,301 and $267,998, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes are due on January 23, 2012.  The Convertible Promissory Notes are due on to former Chief Financial Officer for $267,998 has been assigned to former Chief Executive officer as of July 31, 2012

6.  Convertible Note Payable

As of October 31, 2012, the Company was indebted to an unrelated third party for $138,200, for monies loaned to the Company.  On October 12, 2010, the Company granted a promissory note to this party in the amount of $200,000 in consideration for monies loaned to the Company.  The promissory note is non-interest bearing and due on demand.  On September 1, 2011, the Company entered  into two agreements, each of which provide for the exchange of the two promissory notes dated October 12, 2010 in the principal amount of $100,000 for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000.  Each Convertible Note plus accrued interest of 0% may be converted into shares of common stock of the Company at any time before the maturity date by the Convertible Note holder at a conversion price of $0.0004 per share at the time of conversion. In the event of a default by the Company, each Convertible Note plus accrued interest may be converted into shares of common stock of the Company at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date, but in no case for an amount less than a 51% interest in the Company.

The Company is obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k). On September 1, 2011, a note holder converted $52,800 of principal into 880,000 shares of the Company.  On August 13, 2012, a note holder converted $1,800 of principal into 4,500,000 shares of the Company.  On August 14, 2012, a note holder converted $1,800 of principal into 4,500,000 shares of the Company.  On August 27, 2012, two note holders converted $5,400 of principal of 13,500,000 shares of the Company.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

7. Derivative Liabilities

The company has issued a series of convertible notes in the past. Due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

A summary of changes in Convertible Promissory Notes payable for the period ended October 31, 2012 is as follows:

Beginning balance	$310,886
Gross proceeds from the notes payable	-
Less: debt discount from conversion options	-
Add: amortization of discount	22,264
Less: debt converted to common stock	(15,910)
Add: noncash reclass into notes payable	2,845

Total notes payable	$320,085

Derivative Liability:

The fair values of the instruments were determined to be $4,303,685 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $907,299 was recorded as debt discount and $1,130,857 was recorded as day one loss on derivative liability.  During the three months ended October 31, 2012, the Company recorded a net loss on mark-to-market of the conversion options of $1,296,727, respectively.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on October 31, 2012.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$4,303,685	$4,303,685

The following table summarizes the derivative liabilities included in the consolidated balance sheet at October 31, 2012:

Balance at July 31, 2012	$3,089,498
Debt discount	-
Day one loss on fair value	-
October 31, 2012 loss on change in fair value	1,296,727
Reclass due to conversion	(82,540)
Balance at October 31, 2012	$4,303,685

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of both the notes of $4,303,685, of which $532,721 is recorded as discount on the notes and the remaining $1,296,727 is expensed as a derivative loss. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.00021 to $0.003, a conversion price of  $0.00014 to $.001, expected volatility of 74% to 450%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.07% to 0.18%. The discount on the convertible loan is accreted over the term of the convertible loan. During the three months ended October 31, 2012, the Company recorded accretion of $22,264.

The net loss recorded on the above derivative liabilities for the three months ended October 31, 2012 is $1,296,727.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

8. Subsequent Events

a)
On November 1, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $19,250.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 35% of the market price which shall be calculated as the average of the lowest market price during 120 day period prior to the conversion date.  The Promissory Note is due on August 5, 2013.

b)	On November 26, 2012, the Company issued 10,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.
b)	On November 26, 2012, the Company issued 6,071,429 common shares pursuant to a convertible promissory note to dated June 22, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended October 31, 2012 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

We have not generated any revenue since inception and during the three months ended October 31, 2012, we had an accumulated deficit of $8,599,628 a stockholder’s deficit of $4,725,709 and a net loss of $1,327,788. There is substantial doubt regarding our ability to continue as a going concern.  Our operations are dependent upon our ability to obtain necessary financing and our ability to limit our negative cash flow and/or attain profitable operations.   As such, the report of our independent certified auditor for the year ended July 31, 2012 is qualified subject to substantial doubt as to our ability to continue as a going concern.

On March 30, 2010, we effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  On February 13, 2012, we effected a 150 for 1 reverse stock split, increasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares.  All share amounts throughout this Quarterly Report have been retroactively adjusted for all periods to reflect this stock split.

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

We acquired the rights to Chiligatoro from ROTA INVERSIONES S.DE R.L., a corporation formed under the laws of Honduras (“Rota”), pursuant to the terms of an acquisition agreement we entered into with  Rota on May 27, 2010.  We agreed to pay Rota atotal of 18,000,000 shares of common stock consisting of 9,000,000 shares of our  common stock within 3 days of closing, 4,500,000 shares of our common stock within 180 days of closing and 4,500,000 shares of our common stock upon us raising of $12,000,000 no later than 24 months after closing.  We also agreed to pay Rota a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from Chiligatoro prior to completion of the payment of the foregoing.  Further, we agreed to pay Rota a royalty of 20% of the adjusted gross revenue, derived after all applicable taxes, from Chiligatoro after the completion of the payout for the life of Chiligatoro, including any renewal, transfer or sale, if any, in perpetuity.  “Payout” is defined as all associated costs related to the development of Chiligatoro.  If we are unable to obtain the financing requirements of this agreement, Rota will have the right to terminate the agreement with full rights of rescission, and all rights, title and interest to Chiligatoro shall be transferred back to Rota.  13,500,000 shares of common stock were issued to ROTA on June 4, 2010.  On May 27, 2012, the company and ROTA INVERSIONES S. DER.L. signed a one year extension to satisfy the financing requirements of this agreement.

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

We acquired the rights to Iscan from Energetica de Occidente S.A. de C.V., a corporation formed under the laws of Honduras (the “Energetica”), pursuant to the terms of an acquisition agreement we entered into with the Iscan Seller on January 5, 2011.  We agreed to pay Energetica a total of 1,000,000 shares of common stock consisting of 500,000 shares of our common stock within 30 days of closing and 500,000 shares of our common stock upon us raising $8,500,000 no later than 36 months after closing.  We also agreed to pay the Energetica a royalty of 10% of the adjusted gross revenue, derived after all applicable taxes, from Iscan prior to completion of the payment of the foregoing.   If we default on financing obligations under this agreement, Energetica  can terminate this agreement, rescind the sale of these rights to us, and all rights, title and interest to Iscan will be transferred back to Energetica.  Minerco has not issued any shares because it is awaiting approval from SERNA for the project before the transfer of title and we expect title to be transferred in the first quarter of calendar 2013.

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

Results of Operations

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Period from June 21, 2007 (Date of Inception) to October 31, 2012
Loan Recovery	$-	$-	$(13,000)
Impairment of Note Receivable	-	-	32,700
General and Administrative Expenses	8,797	257,119	2,693,298
Chiligatoro Operating Expenses	-	-	61,000
Interest Expense	-	3,710	13,993
Accretion of discount on convertible debt	22,264	283,943	486,635
(Gain) / Loss on derivative liability	1,296,727	219,372	4,613,404
Gain on settlement of debt	-	-	(14,935)
Loss on Debt Conversion	-	-	11,033

Net Loss	$1,327,788	$764,144,	$8,599,628
Net Loss per Share –Basic and Diluted	$(0.01)	$(0.18)
Weighted Average Shares Outstanding	112,918,969	4,151,866

Results of Operations for the Three Months Ended October 31, 2012

During the three months ended October 31, 2012 we incurred a net loss of $1,327,788, compared to a net loss of $764,144 during the same period in fiscal 2012. The increase in our net loss during the three months ended October 31, 2012 was primarily due to increased loss on derivative liability.

Our total general and administrative expenses for the three months ended October 31, 2012 were $31,061, compared to operating expenses of $541,062 during the same period in fiscal 2012. Our total general and administrative expenses during the three months ended October 31, 2012 consisted of $0 in compensation expense, $8,797 in professional fees, and $0 in general and administrative expense and during the three months ended October 31, 2012 consisted  of general and administrative expenses, and accretion expense of 22,264. We did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to October 31, 2012

From our inception on June 21, 2007 to October 31, 2012 we did not generate any revenues and we incurred a net loss of $8,599,628. We may not generate significant revenues from our interest in our Hydro-Electric or Wind Projects or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to October 31, 2012 were $3,956,433. Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to October 31, 2012 we also received $13,000 in the form of proceeds from loan recovery and incurred $30,000 in expenses related to the impairment of a note receivable. Also, there was a loss of $4,613,404 and accretion of $486,635 associated with the derivative in the convertible debt

Liquidity and Capital Resources

As of October 31, 2012 we had $0 in cash and $0 in total assets, $4,725,709 in total liabilities and a working capital deficit of $4,725,709. Our accumulated deficit from our inception on June 21, 2007 to October 31, 2012 was $8,599,628 and was funded primarily through advances from related parties, equity and debt financing.

From our inception on June 21, 2007 to October 31, 2012 we used net cash of $550,714 in operating activities. During the three months ended October 31, 2012 we used net cash of $0 in operating activities, compared to net cash used $57,997 in operating activities during the same period in fiscal 2012. The decrease in expenditures on operating activities for the three months ended October 31, 2012 was primarily due to an increased net loss offset by a loss on derivatives.

From our inception on June 21, 2007 to October 31, 2012 we used net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We used net cash of $0 on investing activities during the three months ended October 31, 2012 and 2011.

From our inception on June 21, 2007 to October 31, 2012 we received net cash of $560,714 from financing activities, which consists of $90,514 from the issuance of our common stock, $423,000 from debt financing, $51,018 in proceeds from a related party, and $1,182 in capital contributions offset by a $5,000 payment . During the three months ended October 31, 2012 we received $0 net cash from financing activities, compared to net cash received of $59,095 during the same period in fiscal 2012. The decrease in receipts from financing activities for the three months ended October 31, 2012 was primarily lower proceeds from loans and related parties.

We estimate our planned expenses for the next 24 months (beginning December 2012) to be approximately $13,629,000, as summarized in the table below.

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

Based on our planned expenditures, we require additional funds of approximately $13,629,000 (a total of $13,629,000 less our approximately $0 in cash as of October 31, 2012) to proceed with our business plan over the next 24 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Our activities will be directed by John Powers, our President and Chief Executive Officer, who will also manage our operations and supervise our other planned acquisition activities.

Future Financings

Our financial statements for the three months ended October 31, 2012 have been prepared on a going concern basis and there is substantial doubt about our ability to continue as a going concern. We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the various Hydro-Electric and Wind Projects, or from any of the hydro-electric or wind projects in which we acquire an interest or our beverage business . Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.

Of the $13,629,000 we require for the next 24 months, we had approximately $0 in cash as of October 31, 2012. We intend to raise the balance of our cash requirements for the next 24 months (approximately $13,629,000), private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing other than the equity line, and there is no guarantee that any financing will be successful. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Product Research and Development

We anticipate spending $55,000.00 in connection with product research and development activities during the next 12 months for our beverage retail business.

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as   of December 20, 2012:
Bridge Notes Payable

Name	Amount	Date of Issuance	Maturity Date	Features

Convertible Promissory Note	$25,310	6/6/11	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	$32,500	6/22/11	3/26/12	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days
Convertible Promissory Note	$18,000	8/6/11	2/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$27,500	8/9/11	5/11/12	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days
Convertible Promissory Note	$73,600	9/1/11	On Demand	0% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days but in no case less than a 51% interest in the Company
Convertible Promissory Note	$73,600	9/1/11	On Demand	0% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days but in no case less than a 51% interest in the Company
Convertible Promissory Note	$35,000	9/27/11	6/29/12	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days
Convertible Promissory Note	$27,000	11/6/11	5/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$11,500	6/18/12	3/20/13	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days
Convertible Promissory Note	$320,301	7/23/12	1/23/13	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$267,998	7/23/12	1/23/13	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$19,250	11/1/12	8/15/13	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days

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

On each of June 22, 2011, August 9, 2011, September 27, 2011, June 18, 2012 and November 1, 2012 we entered into a Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises for $32,500, $27,500, $35,000, $11,500 and $19,250 respectively.  The convertible notes carries an 8% rate of interest and the June 2011 and August 2011 Notes were convertible into common stock at a variable conversion price of 55% of the market price and the September Note is convertible into common stock at a variable conversion price of 51% of which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The June 2012 and November 2012 Notes are convertible into common stock at a variable conversion price of 35% of which shall be calculated as the lowest trading day during the preceding 120 days before conversion. The promissory note issued on June 22, 2011 was due on March 26, 2012, the promissory note issued on August 9, 2011 was due on May 11, 2012 and the promissory note issued on September 27, 2011 was due on June 29, 2012 and the promissory note issued on June 18, 2012 is due on March 20, 2013 and the promissory note issued on November 1, 2012 is due August 5, 2013.  On June 14, 2012, we amended the remaining balance on the June 2011, August 2011 and September 2011 notes of $69,000 as convertible into common stock at a variable conversion price of 35% of which shall be calculated as the lowest trading day during the preceding 120 days before conversion.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Principal Executive Officer who is also our  Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer who is also our  Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Inasmuch as we only have one individual serving as officer, director and employee we have determined that the company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties.   Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Principal Executive Officer who is also our Principal Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based upon this evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On November 11, 2012 we issued one convertible promissory note in the principal amount of $19,250 that bears interest at a rate of 8% per annum at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 trading days before conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On November 26, 2012, the Company issued 10,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On November 26, 2012, the Company issued 6,071,429 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Securities Purchase Agreement with Asher Enterprises, Inc. dated November 1, 2012				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

December 24, 2012	BY:	/s/ John Powers
John Powers, President, Secretary and Treasurer (Principal Executive and Accounting Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.1	Securities Purchase Agreement with Asher Enterprises, Inc. dated November 1, 2012				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE