Form 10-Q
period 2013-01-31
Minerco Resources, Inc.
filed 2013-03-25
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________To ___________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 25, 2013 the registrant had 448,808,715 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	January 31, 2013	July 31, 2012
ASSETS

Cash	$1,050	$-

Total Assets	$1,050	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$101,013	$93,142

Accounts Payable – Related Party	5,019	-

Derivative Liability	1,214,992	3,089,498

Convertible Note Payable	107,400	147,200

Debenture Payable, net of $2,007 and -0- debt discount	166,348	163,686

Related Party Note	584,299	-

Total Liabilities	2,179,071	3,493,526

Stockholders’ Deficit

Common stock, $0.001 par value, 1,175,000,000 shares authorized, 259,875,068 and 87,051,824 outstanding at January 31, 2013 and July 31, 2012, respectively	259,873	87,052

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 and 10,000,000 outstanding at January 31, 2013 and July 31, 2012, respectively	10,000	10,000

Additional paid-in capital	3,949,059	3,681,262

Deficit accumulated during the exploration stage	(6,396,953)	(7,271,840)

Total Stockholders’ Deficit	(2,178,021)	(3,493,526)

Total Liabilities and Stockholders’ Deficit	$1,050	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

	Three Months Ended January 31, 2013	Three months Ended January 31, 2012	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Period from June 21, 2007 (Date of Inception) to January 31, 2013

General and Administrative	$20,333	$182,587	29,130	439,706	$2,713,631
Chiligatoro Operating Costs	-	-	-	-	61,000
Accretion of discount on convertible debt	548,152	64,341	570,416	348,284	1,034,787
Impairment of Intangibles	-	-	-	-	715,500
Total Operating Expenses	568,485	246,928	599,546	787,990	4,524,918

Other Expenses:
Impairment of Note Receivable	–	–	–	–	32,700
Interest Expense	19,309	1,969	19,309	5,679	33,302
Loan Recovery		-	-	-	(13,000)
Loss on Debt Conversion	-	-	-	-	11,033
Gain on Settlement of Debt	-				(14,935)
(Gain)/Loss on Derivative Liability	(2,790,469)	303,947	(1,493,742)	523,319	1,822,935

Total Other (Income) Expenses	(2,771,160)	305,916	(1,474,433)	528,998	1,872,035

Net (Loss) Income	$2,202,675	$(552,884)	874,887	(1,316,988)	$(6,396,953)

Net (Loss) Income Per Common Share – Basic and Diluted	$0.01	$(0.10)	0.01	(0.26)

Weighted Average Common Shares Outstanding	173,047,278	5,620,865	140,490,889	5,097,261

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Period from June 21, 2007 (Date of Inception) To January 31, 2013
Cash Flows from Operating Activities

Net income (loss) for the period	$874,887	$(1,316,988)	$(6,399,653)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain/Loss on settlement of debt	-	-	(14,935)
(Gain)/Loss on derivative	(1,493,742)	523,319	1,803,492
Accretion of discount	570,416	348,284	1,054,230
Share based compensation	-	153,337	1,510,874

Impairment of Intangibles	-	-	715,500

Impairment of notes receivable	-	-	32,700
Changes in operating assets and liabilities:
Prepaid expense	-	1,816	-
Accounts payable and accrued liabilities	7,871	65,515	149,294
Accounts payable- related party	6,368	165,587	563,584
Net Cash Used in Operating Activities	(34,200)	(59,130)	(584,914)

Cash Flows from Investing Activities

Loan to third party	-	-	(10,000)

Net Cash Used in Investing Activities	-	-	(10,000)

Cash Flows from Financing Activities

Capital contribution	-	-	1,182
Proceeds from issuance of common stock	-	-	90,514
Proceeds from loan	39,250	62,500	462,250
Proceeds from related party debt	-	-	51,018
Repayment of related party debt	(4,000)	(3,405)	(9,000)

Net Cash Provided by Financing Activities	35,250	59,095	595,964

Net change in cash	1,050	(35)	1,050

Cash, Beginning of Period	-	150	-

Cash, End of Period	$1,050	$115	$1,050

Supplemental disclosures of cash flow information

Cash paid for interest	1,300	-	-
Cash paid for income taxes	-	-	-

Non cash investing and financing activities:
Debt discount	$-	307,022	$1,056,299
Settlement of accounts payable in exchange of notes payable	$-	45,000	$45,000
Reclassification of salary accrual to notes	$-	-	$588,299
Reclassification of AP to advances	$-	-	$9,090
Shares issued upon conversion note payable and accrued interest	$62,700	123,820	$238,910
Derivative liability re-classed to equity upon conversion of notes payable to common shares	$380,764	349,572	$1,644,798
Conversion of preferred stock to common stock	$-	$-	$50,000
Common stock issued for Chiligatoro rights	$-	$-	$715,500
Common stock issued for note receivable	$-	$-	$20,000
Cancellation of prior conversion for debt-return of shares	$2,845	$-	$2,845

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

2.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended January 31, 2013, the Company has an accumulated deficit and no revenue. The Company is in the business of developing, producing and providing clean, renewable energy solutions in Central America. On October 16, 2012, we added an additional line of business, Level 5 Beverage Company, a progressive specialty beverage retailer.  The Company participates in and invests in development projects with other companies in clean, renewable energy projects. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on January 31, 2013.

	Level 1	Level 2	Level 3	Total

Assets	-	-	-	-
Liabilities	-	-	-	-
Derivative Financial Instruments	$-	$-	$1,214,992	$1,214,992

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2012.

	Level 1	Level 2	Level 3	Total

Assets	-	-	-	-
Liabilities	-	-	-	-
Derivative Financial Instruments	$-	$-	$3,089,498	$3,089,498

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

4.  Common Stock

During the six months ended January 31, 2013, the Company issued 175,750,000 shares in relation to the conversion of $62,700 of principal and accrued interest.

On August 6, 2012, the Company issued 3,714,286 common shares pursuant to a convertible promissory note to dated June 22, 2011.

On August 14, 2012, the Company issued 4,500,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

On August 27, 2012, the Company issued 4,500,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

On September 28, 2012, the Company issued 9,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

On September 27, 2012, the Company issued 4,500,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

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

On December 6, 2012, the Company issued 10,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

On December 6, 2012, the Company issued 10,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

On December 5, 2012, the Company issued 6,290,000 common shares pursuant to a convertible promissory note dated June 6, 2011.

On December 24, 2012, the Company issued 5,714,286 common shares pursuant to a convertible promissory note to dated June 22, 2011.

On December 27, 2012, the Company issued 15,000,000 common shares pursuant to a convertible promissory note to dated September 1, 2011.

On January 3, 2013, the Company issued 12,000,000 common shares pursuant to a convertible promissory note to dated September 1, 2011.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

4.  Common Stock (continued)

On January 3, 2013, the Company issued 15,000,000 common shares pursuant to a convertible promissory note to dated September 1, 2011.

On January 3, 2013, the Company issued 15,000,000 common shares pursuant to a convertible promissory note to dated September 1, 2011.

On January 7, 2013, the Company issued 1,428,571 common shares pursuant to a convertible promissory note to dated June 11, 2011.

On January 9, 2013, the Company issued 10,000,000 common shares pursuant to a convertible promissory note to dated August 9, 2011.

On January 9, 2013, the Company issued 3,000,000 common shares pursuant to a convertible promissory note dated June 6, 2011.

On January 15, 2013, the Company issued 8,571,429 common shares pursuant to a convertible promissory note to dated August 9, 2011.

On January 17, 2013, the Company issued 3,571,429 common shares pursuant to a convertible promissory note to dated August 9, 2011.

On January 30, 2013, the Company issued 12,142,857 common shares pursuant to a convertible promissory note to dated August 9, 2011.

5.  Related Parties

As of January 31, 2013, the Company was indebted to the former Chief Executive Officer for $584,299 ($0 at July 31, 2012).

On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer and former Chief Financial Officer for $320,301 and $267,998, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes are due on January 23, 2012.  The Convertible Promissory Notes are due on to former Chief Financial Officer for $267,998 has been assigned to former Chief Executive officer as of July 31, 2012.

On November 1, 2012, the Company paid $2,000 to a family member of the Chairman of the Board of Directors for professional services provided.

On December 11, 2012, the Company paid $2,000 to a family member of the Chairman of the Board of Directors for professional services provided.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

6.  Convertible Note Payable

On November 1, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $19,250.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 45% of the market price which shall be calculated as the average of the lowest three trading prices during 20 day period prior to the conversion date.  The Promissory Note is due on August 5, 2013.  The balance of this note was $19,250 as of January 31, 2013.

On December 11, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $20,000.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 45% of the market price which shall be calculated as the average of the lowest three trading prices during 20 day period prior to the conversion date.  The Promissory Note is due on September 15, 2013. The balance of this note was $20,000 as of January 31, 2013.

7.  Derivative Liabilities

On June 6, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $36,000.  The convertible note carries an 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the average of the lowest day during the preceding 5 days before conversion.  The Promissory Note was due on December 6, 2011. The balance of this note was $14,905 as of January 31, 2013.

On June 22, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $32,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 35% of the market price which shall be calculated as the lowest trading days during the preceding 120 days before conversion.  The Promissory Note was due on March 26, 2012. The balance of this note was $0 as of January 31, 2013 as the remaining conversions occurred during the six months ended January 31, 2013.

On August 6, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $18,000.  The convertible note carries an 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the average of the lowest day during the preceding 5 days before conversion.  The Promissory Note was due on December 6, 2011. The balance of this note was $18,000 as of January 31, 2013.

As of January 31, 2013, the Company was indebted to an unrelated third party for $107,400, for monies loaned to the Company.  On October 12, 2010, the Company granted a promissory note to this party in the amount of $200,000 in consideration for monies loaned to the Company.  The promissory note is non-interest bearing and due on demand.  On September 1, 2011, the Company entered  into two agreements, each of which provide for the exchange of the two promissory notes dated October 12, 2010 in the principal amount of $100,000 for convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $100,000.  Each Convertible Note plus accrued interest of 0% may be converted into shares of common stock of the Company at any time before the maturity date by the Convertible Note holder at a conversion price of $0.0004 per share at the time of conversion. In the event of a default by the Company, each Convertible Note plus accrued interest may be converted into shares of common stock of the Company at any time after the default date by the Convertible Note holder at a conversion price of the lower of (i) par value or (ii) half of the average bid price over the five trading days prior to the conversion date, but in no case for an amount less than a 51% interest in the Company.

The Company is obligated to register the shares underlying the Convertible Notes under the Securities Act of 1933 until shares become available for resale under Rule 144(k). On September 1, 2011, a note holder converted $52,800 of principal into 880,000 shares of the Company.  On August 14, 2012, a note holder converted $1,800 of principal into 4,500,000 shares of the Company.  On August 27, 2012, a note holder converted $1,800 of principal into 4,500,000 shares of the Company.  On September 27 and 28, 2012, two note holders converted $5,400 of principal into 13,500,000 shares of the Company.  On December 6 2012, two note holders converted $8,000 of principal into 20,000,000 shares of the Company.  On December 27, 2012, one note holder converted $6,000 of principal into 15,000,000 shares of the Company.  On January 3, 2013, one note holder converted $4,800 of principal into 12,000,000 shares of the Company.  On January 3, 2013, two note holders converted $12,000 of principal into 30,000,000 shares of the Company.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

7.  Derivative Liabilities (continued)

On August 9, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $27,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 35% of the market price which shall be calculated as the lowest trading days during the preceding 120 days before conversion.   The Promissory Note was due on May 11, 2012. The balance of this note was $22,700 as of January 31, 2013.

On September 27, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $35,000.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 35% of the market price which shall be calculated as the lowest trading days during the preceding 120 days before conversion.   The Promissory Note was due on June 29, 2012. The balance of this note was $35,000 as of January 31, 2013.

On November 6, 2011, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $27,000.  The convertible note carries an 5% rate of interest and is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the average of the lowest day during the preceding 5 days before conversion.  The Promissory Note was due on May 6, 2012. The balance of this note was $27,000 as of January 31, 2013.

On June 18, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $11,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 35% of the market price which shall be calculated as the lowest trading days during the preceding 120 days before conversion.  The Promissory Note is due on March 20, 2013. The balance of this note was $11,500 as of January 31, 2013.

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

7.  Derivative Liabilities (continued)

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

A summary of changes in Convertible Promissory Notes payable for the period ended January 31, 2013 is as follows:

Beginning balance	$310,886
Gross proceeds from the notes payable	39,250
Less: debt discount from conversion options	-
Less: debt repayment	(4,000)
Add: amortization of discount	570,416
Less: debt converted to common stock	(61,350)
Add: cancellation of prior conversion for debt-return of shares	2,845

Total notes payable	$858,047

Derivative Liability:

The fair values of the four instruments as of January 31, 2013 were determined to be $1,214,992 using a Black-Scholes option-pricing model.   During the six and three months ended January 31, 2013, the Company recorded a net gain on mark-to-market of the conversion options of $1,493,742 and 2,860,191, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at January 31, 2013:

Balance at July 31, 2012	$3,089,498
Debt discount		-
Day one loss on fair value	-
January 31, 2013 gain on change in fair value	(1,493,742)
Write off due to conversion	(380,764)
Balance at January 31, 2013	$1,214,992

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion features of all notes of $1,214,992, of which $2,007 is recorded as discount on the notes. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.00021 to $0.00055, a conversion price of  $0.00014 to $0.001, expected volatility of 68.80% to 488.78%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.07% to 0.18%. The discount on the convertible loan is accreted over the term of the convertible loan. During the six and three months ended January 31, 2013, the Company recorded accretion of $570,416 and $550,159 respectively.

The net gain recorded on the above derivative liabilities for the six and three months ended January 31, 2013 was $1,493,742 and $2,790,469, respectively.

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

8.  Commitments (continued)

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

On February 1, 2013, we entered into an exclusive employment agreement with John Powers to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  The agreement is for a term of three years beginning February 1, 2013 and ending January 31, 2016. An Extension to the Term must be agreed upon in writing and executed by the Company and Mr. Powers no later than 5 p.m. Eastern Standard Time on January 31, 2016.  Mr. Powers will be paid a salary of $84,000 per annum beginning on February 1, 2013. If revenues exceed $5 million, then Mr. Powers salary will be increased to $144,000 per annum. If revenues exceed $10 million, then Mr. Powers salary will be increased to $180,000 per annum.  Mr. Powers was issued 15,000,000 shares of common stock, upon the effective date of the agreement. If Mr. Powers voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Powers voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, Ten Million (10,000,000) shares granted to him will be returned. If Mr. Powers voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, Five Million (5,000,000) s shares granted to him will be returned.  If there is a sale of all or substantially all of the assets or a merger in which the Company is not the surviving entity, Mr. Powers will be entitled to receive an additional amount of shares of common stock in the Company which would equal Five percent (5%) of the final value of the transaction.

Further, Mr. Powers will be entitled to such additional bonus, if any, as may be granted by the Board or compensation or similar committee thereof in the Board's (or such committee's) sole discretion based upon Employee's performance of his Services under the Agreement.

9.  Subsequent Events

a)
On February 1, 2013, we entered into an exclusive employment agreement with John Powers to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  The agreement is for a term of three years beginning February 1, 2013 and ending January 31, 2016.

b)	On February 1, 2013, the Company issued 15,000,000 shares of common stock to its Chief Executive Officer pursuant to the terms of his employment agreement.

c)
On February 4, 2013, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and Asher Enterprises for $42,500.  The convertible note carries an 8% rate of interest and is convertible into common stock at a variable conversion price of 35% of the market price which shall be calculated as the average of the lowest market price during 120 day period prior to the conversion date.  The Promissory Note is due on November 9, 2013.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

9.  Subsequent Events (continued)

d)	On February 7, 2013, the Company issued 25,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

e)	On February 12, 2013, the Company issued 12,124,857 common shares pursuant to a convertible promissory note to dated August 9, 2011. .

f)	On February 14, 2013, the Company issued 9,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

g)	On February 19, 2013, the Company issued 12,124,857 common shares pursuant to a convertible promissory note to dated August 9, 2011.

h)	On February 19, 2013, the Company issued 25,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

i)
On February 21, 2013, the Company entered into an Agreement with Java Raba, Inc. a Corporation formed under laws of Delaware (the “Holder”) for the acquisition of 9.9% of the Company’s interest in and to Level 5 Beverage Company, Inc. (“Level 5”).

The Holder will forgive its entire Convertible Note, in principal amount of Fifty Thousand and U.S. Dollars ($50,000) in exchange for transfer and assignment of the Holder of Nine and Nine-tenths percent (9.9%) of the rights, interest and title to Level 5.  The Company shall deliver to the Holder Bill of Sale with respect to the partial transfer and the partial Assignment (the “Debt Exchange”).

j)	On February 20, 2013, the Company issued 5,000,000 shares of its Class A Convertible Preferred stock to its Chairman of the Board in exchange for 51,900,004 share of his common stock.

k)
On February 21, 2013, the Company entered into an Agreement with MSF International, Inc. a Corporation formed under laws of Belize (the “Holder”) for the acquisition of 9.9% of the Company’s interest in and to Level 5 Beverage Company, Inc. (“Level 5”).

The Holder will forgive its entire Convertible Note, in principal amount of Fifty Thousand and U.S. Dollars ($50,000) in exchange for transfer and assignment of the Holder of Nine and Nine-tenths percent (9.9%) of the rights, interest and title to Level 5.  The Company shall deliver to the Holder Bill of Sale with respect to the partial transfer and the partial Assignment (the “Debt Exchange”).

l)
On February 21, 2013, the Company entered into an Agreement with FTB Enterprises, Inc. a Corporation formed under laws of Belize (the “Holder”) for the acquisition of 9.9% of the Company’s interest in and to Level 5 Beverage Company, Inc. (“Level 5”).

The Holder will forgive its entire Convertible Note, in principal amount of Fifty Thousand and U.S. Dollars ($50,000) in exchange for transfer and assignment of the Holder of Nine and Nine-tenths percent (9.9%) of the rights, interest and title to Level 5.  The Company shall deliver to the Holder Bill of Sale with respect to the partial transfer and the partial Assignment (the “Debt Exchange”).

m)	On February 25, 2013, the Company issued 12,124,857 common shares pursuant to a convertible promissory note to dated August 9, 2011.

n)
On February 26, 2013, the Company entered into an Agreement (“the Premium Product Development Agreement”) with Power Brands, LLC, a California Limited Liability Company (“Power Brands”) to render product development services for Level 5 Beverage Company, Inc.

o)	On February 28, 2013, the Company issued 12,124,857 common shares pursuant to a convertible promissory note to dated August 9, 2011.

p)	On February 28, 2013, the Company issued 25,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

q)	On March 7, 2013, the Company issued 13,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended January 31, 2013 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview

Minerco Resources, Inc. was incorporated as a Nevada company on June 21, 2007 and our only two subsidiaries are Minerco Honduras S.A. and Level 5 Beverage Company, Inc. We were engaged in the acquisition of interests and leases in oil and natural gas properties from our inception in June 2007 through May 27, 2010. In May 2010 we changed the focus of our business to the development, production and provision of clean, renewable energy solutions in Central America.  On October 16, 2012, we once again shifted our focus when we added an additional line of business, Level 5 Beverage Company, Inc., a progressive specialty beverage retailer .

Beverage Business

Level 5 Beverage Company, Inc. (LEVEL 5), a 70.3% owned subsidiary of Minerco Resources, Inc., is a progressive specialty beverage developer and retailer. Level 5 incorporates a proprietary whole ingredient and vitamin enhanced system that targets health conscience individuals in multiple demographics.  Level 5 has partnered with Power Brands, a beverage industry expert, who is assisting Level 5 in developing custom beverage product formulations, marketing strategies, production and sales for the new line of Level 5 specialty beverage products.

To date, Level 5 has retained a beverage developer to begin the development of 60 prototypes (15 of 4 different flavors).

Level 5 retained Power Brands in November, 2012 and on February 27, 2013 Level 5  entered into a Premium Product Development agreement, with Power Brands mentpursuant to which Power Brands agreed to render prototype development services that include the 1) formulation and development of four (4) beverage products (four varieties); 2) the Creative Brief; 3) Executive Consultation; 4) label design; 5) lay-flat artwork; 6) packaging and material sourcing; 7) contract manufacturers; and 8) the product business plan.  Set forth below is a detailed description of such services:

Product(s):  Aid with formulation and development of four (4) beverage products (four varieties).

Creative Brief: Advice to determine and define brand identity including packaging design, recipes/formulas, target demographic etc.

Executive Consultation: Advice will be provided regarding  key product and category issues such as:  branding, pricing/margin architecture, consumer trends, sales strategies, marketing strategies, retail channel development, manufacturing and logistics.  Additional consultation will be billed ad hoc at a rate of $500/hour.

Label/Packaging Design: Oversee the product label design process through its network of independent graphic designers.  .

Layflat artwork:  Create a layflat file suitable for printing which will include back and side panel elements such as a nutritional panel, ingredient list, UPC barcode (to be supplied by Client), and any sell (or “romance”) copy.

Formula Research & Development: Formulation of beverage samples based on work at its in-house laboratory.

Packaging Material Sourcing: provide supplier information for bottles, caps, labels, cans, cartons and any other component that is used in the manufacturing process for this brand.
Contract Manufacturers:  Recommend manufacturer(s) who are capable of running the specifications of Client’s new product i.e. machines that are able to manage the chosen package style and have the correct processing equipment for the ingredients selected.

In addition, Level 5 has also entered into a Prototype Development Agreement, with Power Brands pursuant to which Power Brands has agreed to provide prototype development services which include 1) development of prototypes of all final formulations; 2) final label application; and 3) final formula application. Prototype development process includes the following:

Prototype(s):  The prototype agreement includes 15 prototypes of each product variety (flavor). Four variations (flavors) equating to 60 prototypes. Additional quantities of samples per variety or additional varieties may incur incremental fees.

Label Application: Power Brands will order the minimum amount of Client approved shrink sleeve labels.  Power Brands is responsible for the application of the labels to the containers to assemble the prototypes.

Formulation Application:  Power Brands food science team will prepare solution for prototype application based on approved formulations

The Power Brands lab started developing and formulating the initial product line on March 1, 2013, and we currently expect to have samples of all four (4) of our initial products in April, 2013. The formulations are proprietary; however, all four (4) products are classified as 100% natural.
Power Brands and Level 5 completed and approved the Creative Brief on March 15, 2013 (as was released). In addition, we have started the Executive Consultation and label design and lay-flat artwork. The label design samples and lay-flat art work are also expected to be completed in April, 2013. Level 5 though Power Brands is actively, simultaneously, procuring all packaging and material, negotiating with manufacturers and developing the marketing strategy. The definitive agreement with Power Brands, the Premium Product Development Agreement, further details the responsibilities and timelines of the respective parties.

Upon completion of the Premium Product Development and Prototype Development, Level 5 plans to retain Power Brands to handle a majority of the sales, marketing and product placement on a contract basis.

Renewable Energy Business

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

We have not generated any revenue since inception and during the six and three months ended January 31, 2013, we had an accumulated deficit of $6,024,778, a stockholder’s deficit of $1,814,968 and a net gain of $1,224,390. There is substantial doubt regarding our ability to continue as a going concern.  Our operations are dependent upon our ability to obtain necessary financing and our ability to limit our negative cash flow and/or attain profitable operations.   As such, the report of our independent certified auditor for the year ended July 31, 2012 is qualified subject to substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Period from June 21, 2007 (Date of Inception) to January 31, 2013

Loan Recovery	$-	$-	$(13,000)
Impairment of Intangibles	-	-	715,500
Impairment of Note Receivable	-	-	32,700
General and Administrative Expenses	20,333	182,587	2,713,631
Chiligatoro Operating Expenses	-	-	61,000
Interest Expense	19,309	1,969	33,302
Accretion of discount on convertible debt	548,152	64,341	1,034,787
(Gain) / Loss on derivative liability	(2,790,469)	303,947	1,822,935
Gain on settlement of debt	-	-	(14,935)
Loss on Debt Conversion	-	-	11,033

Net Loss (Income)	$(2,202,675)	$552,884	$6,396,953
Net Loss (Income) per Share –Basic and Diluted	$(0.01)	$0.10
Weighted Average Shares Outstanding	173,047,278	5,620,865

Results of Operations for the Three months ended January 31, 2013

During the three months ended January 31, 2013 we incurred a net income of $2,202,675, compared to a net loss of $552,884 during the same period in fiscal 2012. The increase in our net income during the three months ended January 31, 2013 was primarily due to increase on gain on derivative liability.

Our total general and administrative expenses for the three months ended January 31, 2013 were $20,333, compared to operating expenses of $182,587 during the same period in fiscal 2012. Our total general and administrative expenses during the three months ended January 31, 2013 consisted of $0 in compensation expense, $12,691 in professional fees, and $7,642 in general and administrative expense and during the three months ended January 31, 2013 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses. During the quarter our expenses associated with the development of our beverage products was minimal as commitments for the work done in seeking formulations and developers of the product did not require a cash outlay, although our CEO devoted a great amount of time to these efforts.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Period from June 21, 2007 (Date of Inception) to January 31, 2013

Loan Recovery	$-	$-	$(13,000)
Impairment of Intangibles	-	-	715,500
Impairment of Note Receivable	-	-	32,700
General and Administrative Expenses	29,130	439,706	2,713,631
Chiligatoro Operating Expenses	-	-	61,000
Interest Expense	19,309	5,679	33,302
Accretion of discount on convertible debt	570,416	348,284	1,034,787
(Gain) / Loss on derivative liability	(1,493,742)	523,319	1,822,935
Gain on settlement of debt	-	-	(14,935)
Loss on Debt Conversion	-	-	11,033

Net Loss (Income)	$(874,877)	$1,316,988,	$6,396,953
Net Loss (Income) per Share –Basic and Diluted	$(0.01)	$0.26
Weighted Average Shares Outstanding	140,490,889	5,097,261

Results of Operations for the Six months ended January 31, 2013

During the six months ended January 31, 2013 we incurred a net income loss of $874,887, compared to a net loss of $1,316,988 during the same period in fiscal 2012. The increase  in our net income during the six months ended January 31, 2013 was primarily due to increased gain on derivative liability.

Our total general and administrative expenses for the six months ended January 31, 2013 were $29,130, compared to operating expenses of $439,706 during the same period in fiscal 2012. Our total general and administrative expenses during the six and three months ended January 31, 2013 consisted of $0 in compensation expense, $16,691 in professional fees, and $12,439 in general and administrative expense and during the six months ended January 31, 2013 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses. During the six months ended January 31, 2013 our expenses associated with the development of our beverage products was minimal as commitments for the work done in seeking formulations and developers of the product did not require a cash outlay, although our CEO devoted a great amount of time to these efforts.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to January 31, 2013

From our inception on June 21, 2007 to January 31, 2013 we did not generate any revenues and we incurred a net loss of $6,396,953. We may not generate significant revenues from our interest in our Hydro-Electric or Wind Projects or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to January 31, 2013 were $3,552,231. Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to January 31, 2013 we also received $13,000 in the form of proceeds from loan recovery and incurred $32,700 in expenses related to the impairment of a note receivable. Also, there was a loss of $1,822,935 and accretion of $1,034,787 associated with the derivative in the convertible debt

Liquidity and Capital Resources

As of January 31, 2013 we had $1,050 in cash and $1,050 in total assets, $2,179,071 in total liabilities and a working capital deficit of $2,196,698. Our accumulated deficit from our inception on June 21, 2007 to January 31, 2013 was $6,396,953 and was funded primarily through advances from related parties, equity and debt financing.

From our inception on June 21, 2007 to January 31, 2013 we used net cash of $584,914 in operating activities. During the six months ended January 31, 2013 we used net cash of $34,200 in operating activities, compared to net cash used $59,130 in operating activities during the same period in fiscal 2012. The decrease in expenditures on operating activities for the six months ended January 31, 2013 was primarily due to an increased net gain offset by a gain on derivatives.

From our inception on June 21, 2007 to January 31, 2013 we used net cash of $10,000 on investing activities, all of which was in the form of a loan to a third party. We used net cash of $0 on investing activities during the six months ended January 31, 2013 and 2011.

From our inception on June 21, 2007 to January 31, 2013 we received net cash of $595,964 from financing activities, which consists of $90,514 from the issuance of our common stock, $462,250 from debt financing, $51,018 in proceeds from a related party, $9,000 repayment of debt, and $1,182 in capital contributions. During the six months ended January 31, 2013 we received $35,250 net cash from financing activities, compared to net cash received of $59,095 during the same period in fiscal 2012. The decrease in receipts from financing activities for the six months ended January 31, 2013 was primarily lower proceeds from loans and related parties.

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

Based on our planned expenditures, we require additional funds of approximately $13,627,950 (a total of $13,629,000 less our approximately $1,050 in cash as of January 31, 2013) to proceed with our business plan over the next 24 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Future Financings

Our financial statements for the three and six and three months ended January 31, 2013 have been prepared on a going concern basis and there is substantial doubt about our ability to continue as a going concern. We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the various Hydro-Electric and Wind Projects, or from any of the hydro-electric or wind projects in which we acquire an interest. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.

Of the $13,629,000 we require for the next 24 months, we had approximately $1,050 in cash as of January 31, 2013. We intend to raise the balance of our cash requirements for the next 24 months (approximately $13,627,950), private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing other than the equity line, and there is no guarantee that any financing will be successful. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Outstanding Indebtedness

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as   of January 31, 2013:

Bridge Notes Payable
Name	Amount	Date of Issuance	Maturity Date	Features

Convertible Promissory Note	$14,905	6/6/11	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	$0	6/22/11	3/26/12	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days
Convertible Promissory Note	$18,000	8/6/11	2/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$22,700	8/9/11	5/11/12	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days
Convertible Promissory Note	$53,700	9/1/11	On Demand	0% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days but in no case less than a 51% interest in the Company
Convertible Promissory Note	$53,700	9/1/11	On Demand	0% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days but in no case less than a 51% interest in the Company
Convertible Promissory Note	$35,000	9/27/11	6/29/12	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days
Convertible Promissory Note	$27,000	11/6/11	5/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$9,493	6/18/12	3/20/13	8% interest rate converts at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 days
Convertible Promissory Note	$316,301	7/23/12	1/23/13	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$267,998	7/23/12	1/23/13	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$19,250	11/1/12	8/5/13	8% interest rate converts at a variable conversion price of 45% of the market price calculated based on the average of the lowest three trading prices during the preceding 20 days
Convertible Promissory Note	$20,000	12/11/12	9/15/13	8% interest rate converts at a variable conversion price of 45% of the market price calculated based on the average of the lowest three trading prices during the preceding 20 days

Outstanding Notes

As of January 31, 2013 our obligations under outstanding notes totaled an aggregate principal amount of $858,047.  Of such amount $809,304 is due on demand, $9,493 is due March 20, 2013, $19,250 is due August 5,2013, and $20,000 is due September 15, 2013.  We currently do not have sufficient funds to pay any of the past due or future notes.

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

On each of June 22, 2011, August 9, 2011, September 27, 2011, June 18, 2012, November 1, 2012 December 11, 2012 and February 4, 2013 we entered into a Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises for $32,500, $27,500, $35,000, $11,500, $19,250 $20,000 and $42,500, respectively.  The convertible notes carries an 8% rate of interest and the June 2011 and August 2011 Notes were convertible into common stock at a variable conversion price of 55% of the market price and the September Note is convertible into common stock at a variable conversion price of 51% of which shall be calculated as the average of the lowest 3 days during the preceding 10 days before conversion.  The June 2012, the November 2012 and December 2012 and February 2013 Notes are convertible into common stock at a variable conversion price of 35% of which shall be calculated as the lowest trading day during the preceding 120 days before conversion. The promissory note issued on June 22, 2011 was due on March 26, 2012, the promissory note issued on August 9, 2011 was due on May 11, 2012 and the promissory note issued on September 27, 2011 was due on June 29, 2012, the promissory note issued on June 18, 2012 is due on March 20, 2013, the promissory note issued on November 1, 2012 is due on August 5, 2013, the promissory note issued on December 11, 2012 is due on September 15, 2013 and the promissory note issued on February 4, 2013 is due November 9, 2013.  On June 14, 2012, we amended the remaining balance on the June 2011, August 2011 and September 2011 notes of $69,000 as convertible into common stock at a variable conversion price of 35% of which shall be calculated as the lowest trading day during the preceding 120 days before conversion.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Inasmuch as we only have one individual serving as officer, director and employee we have determined that the company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties despite the fact that the duties of the Chief Executive Officer and Chief Financial Officer are performed by one individual.   Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based upon this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six and three months ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2012 we issued one convertible promissory note in the principal amount of $19,250 that bears interest at a rate of 8% per annum at a variable conversion price of 35% of the market price calculated based on the lowest day during the preceding 120 trading days before conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On November 26, 2012, the Company issued 6,071,429 common shares pursuant to a convertible promissory note to dated June 22, 2011.

On December 6, 2012, the Company issued 10,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On December 6, 2012, the Company issued 10,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011. These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On December 11, 2012 we issued one convertible promissory note in the principal amount of $20,000 that bears interest at a rate of 8% per annum at a variable conversion price of 45% of the market price calculated based on the average of the lowest three trading prices during the 20 days preceding conversion.  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On December 19, 2012, the Company issued 6,290,000 common shares pursuant to a convertible promissory note dated June 6, 2011. These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On December 24, 2012, the Company issued 5,714,286 common shares pursuant to a convertible promissory note to dated June 22, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On December 27 2012, the Company issued 15,000,000 common shares pursuant to a convertible promissory note to dated September 1, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On January 3, 2013, the Company issued 12,000,000 common shares pursuant to a convertible promissory note to dated September 1, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On January 4, 2013, the Company issued 15,000,000 common shares pursuant to a convertible promissory note to dated September 1, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On January 4, 2013, the Company issued 15,000,000 common shares pursuant to a convertible promissory note to dated September 1, 2011. These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On January 7, 2013, the Company issued 1,428,571 common shares pursuant to a convertible promissory note to dated June 11, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On January 9, 2013, the Company issued 10,000,000 common shares pursuant to a convertible promissory note to dated August 9, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On January 9, 2013, the Company issued 3,000,000 common shares pursuant to a convertible promissory note dated June 6, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On January 15, 2013, the Company issued 8,571,429 common shares pursuant to a convertible promissory note to dated August 9, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On January 17, 2013, the Company issued 3,571,429 common shares pursuant to a convertible promissory note to dated August 9, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On January 30, 2013, the Company issued 12,142,857 common shares pursuant to a convertible promissory note to dated August 9, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 1, 2013, the Company issued 15,000,000 shares of common stock to its Chief Executive Officer pursuant to the terms of his employment agreement.  The issuance was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us

On February 4, 2013 we issued one convertible promissory note in the principal amount of $42,500 that bears interest at a rate of 8% per annum at a variable conversion price of 45% of the market price calculated based on the average of the lowest three trading prices during the 20 days preceding conversion .  The issuance of the note was exempt from registration under Section 4 (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On February 7, 2013, the Company issued 25,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011. These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 12, 2013, the Company issued 12,124,857 common shares pursuant to a convertible promissory note to dated August 9, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 14, 2013, the Company issued 9,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011. These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 19, 2013, the Company issued 12,124,857 common shares pursuant to a convertible promissory note to dated August 9, 2011.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On February 19, 2013, the Company issued 25,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011. These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 20, 2013, the Company issued 5,000,000 shares of its Class A Convertible Preferred stock to its Chairman of the Board in exchange for 51,900,004 shares of his common stock.

On February 25, 2013, the Company issued 12,124,857 common shares pursuant to a convertible promissory note to dated August 9, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 28, 2013, the Company issued 12,124,857 common shares pursuant to a convertible promissory note to dated August 9, 2011.  These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On February 28, 2013, the Company issued 25,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011. These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

On March 7, 2013, the Company issued 13,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011. These shares of common stock were issued in reliance on Section 3 (a)(9) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 11, 2012				X

10.2	Securities Purchase Agreement with Asher Enterprises, Inc. dated February 13, 2013				X

10.3	Premium Product Development Agreement with Power Brands dated February 26, 2013				X

10.4	Prototype Product Development Agreement with Power Brands dated February 26, 2013				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

March 25, 2013	By:	/s/ John Powers
John Powers,
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 11, 2012				X

10.2	Securities Purchase Agreement with Asher Enterprises, Inc. dated February 4, 2013				X

31.1	Certification of Principal Executive Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE