Form 10-Q
period 2013-04-30
Minerco Resources, Inc.
filed 2013-06-19
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

As of June 19, 2013 the registrant had 989,346,929 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	April 30, 2013	July 31, 2012
ASSETS

Current Assets

Cash	$919	$-

Total Current Assets	919

Product Development	25,500	-

Total Assets	26,419	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$124,237	$93,142

Accounts Payable – Related Party	26,019	-

Convertible Note Payable, ne t of discount of 51,333 and 572,423	201,222	163,686

Derivative Liability	787,151	3,089,498

Convertible Note Payable - Related Party	584,299	147,200

Total Liabilities	1,722,928	3,493,526

Stockholders’ Deficit

Common stock, $0.001 par value, 2,500,000,000 shares authorized, 670,246,929 and 87,051,824 outstanding at April 30, 2013 and July 31, 2012, respectively	670,205	87,052

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 15,000,000 and 10,000,000 outstanding at April 30, 2013 and July 31, 2012, respectively	15,000	10,000

Additional paid-in capital	4,209,941	3,681,262

Deficit accumulated during the exploration stage	(6,591,655)	(7,271,840)

Total Stockholders’ Deficit	(1,696,509)	(3,493,526)

Total Liabilities and Stockholders’ Deficit	$26,419	$-

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

	Three Months Ended April 30, 2013	Three months ended April 30, 2012	Nine months Ended April 30, 2013	Nine months Ended April 30, 2012	Period from June 21, 2007 (Date of Inception) to April 30, 2013

General and Administrative	$138,787	$156,031	167,917	595,738	$2,852,418
Chiligatoro Operating Costs	-	-	-	-	61,000
Accretion of discount on convertible debt	6,674	22,264	577,090	370,548	1,041,461
Impairment of Intangibles	-	-	-	-	715,500
Total Operating Expenses	145,461	178,295	745,007	966,286	4,670,379

Other Expenses:
Impairment of Note Receivable	–	–	–	–	32,700
Interest Expense	12,355	2,355	31,664	8,034	45,657
Loan Recovery					(13,000)
Loss on Debt Conversion	-	-	-	-	11,033
Gain on Settlement of Debt	-	-	-	-	(14,935)
(Gain)/Loss on Derivative Liability	36,887	1,544,155	(1,456,855)	2,067,473	1,859,822

Total Other Expenses	49,242	1,546,510	(1,425,191)	2,075,507	1,921,277

Net Income (Loss)	$(194,703)	$(1,724,805)	680,184	(3,041,793)	$(6,591,656)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.07)	0.00	(0.13)

Weighted Average Common Shares Outstanding	428,324,586	23,784,215	179,410,491	22,677,491

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine months Ended April 30, 2013	Nine months Ended April 30, 2012	Period from June 21, 2007 (Date of Inception) To April 30, 2013
Cash Flows from Operating Activities

Net income (loss) for the period	$680,184	$(3,041,793)	$(6,591,656)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/Loss on settlement of debt	-	-	(14,935)
(Gain)/Loss on derivative	(1,456,855)	2,067,474	1,859,822
Accretion of discount	577,090	370,548	1,041,461
Share based compensation	13,125	211,081	1,523,999

Impairment of Intangibles	-	-	715,500

Impairment of notes receivable	-	-	32,700
Changes in operating assets and liabilities:
Prepaid expense	-	1,816	-
Accounts payable and accrued liabilities	86,205	71,322	224,928
Accounts payable- related party	25,920	260,307	583,136
Net Cash Used in Operating Activities	(74,331)	(59,245)	(625,045)

Cash Flows from Investing Activities
Product Development	-	-	-
Loan to third party	-	-	(10,000)

Net Cash Used in Investing Activities	-	-	(10,000)

Cash Flows from Financing Activities

Capital contribution	-	-	1,182
Proceeds from issuance of common stock	-	-	90,514
Proceeds from loan	79,250	62,500	502,250
Proceeds from related party debt	-	-	51,018
Repayment of related party debt	(4,000)	(3,405)	(9,000)

Net Cash Provided by Financing Activities	75,250	59.095	635,964

Net change in cash	919	(150)	919

Cash, Beginning of Period	-	150	-

Cash, End of Period	$919	$-	$919

Supplemental disclosures of cash flow information

Cash paid for interest	1,300	82	-
Cash paid for income taxes	-	-	-

Non cash investing and financing activities:
Debt discount	$56,000	307,022	$1,112,299
Settlement of accounts payable in exchange of convertible note payable	$56,000	45,000	$56,000
Reclassification of AP to advances	$-	-	$9,090
Reclassification of AP to notes	$-	-	$45,000
Reclassification of salary accrual to notes	$-	-	$588,299
Shares issued upon conversion of notes payable and accrued interest	$205,160	147,210	$381,370
Derivative liability re-classed to equity upon conversion of notes payable to common shares	$901,492	1,176,319	$2,165,527
Conversion of preferred stock to common stock	$-	50,000	$50,000
Conversion of common stock to preferred stock	$51,860	-	$51,860
Common stock issued for Chiligatoro rights	$-	$-	$715,500
Product development costs	$25,500	$-	$25,500
Cancellation of prior conversion for debt – return of shares	$2,845	$-	$2,845

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

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended April 30, 2013, the Company has an accumulated deficit and no revenue. The Company is in two lines of business, renewable energy solutions and the beverage business. The Company is in the business of developing, producing and providing clean, renewable energy solutions in Central America. The Company participates in and invests in development projects with other companies in clean, renewable energy projects. On October 16, 2012, we added an additional line of business, Level 5 Beverage Company, a progressive specialty beverage retailer. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on April 30, 2013.

	Level 1	Level 2	Level 3	Total
Assets	-	-	-	-
Liabilities	-	-	-	-
Derivative Financial Instruments	$-	$-	$787,151	$787,151

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2012.

	Level 1	Level 2	Level 3	Total
Assets	-	-	-	-
Liabilities	-	-	-	-
Derivative Financial Instruments	$-	$-	$3,089,498	$3,089,498

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

4. Common Stock

On April 24, 2013, the Board of Directors voted to increase the authorized shares of common stock from 1,175,000,000 to 2,500,000,000 and on May 15, 2013 an amendment to the Corporation’s certificate of incorporation was filed with the Secretary of State of the State of Nevada effectuating the increase in the authorized shares..

During the nine month period ending April 30, 2013, the Company issued 617,981,864 shares of common stock for the conversion of $205,160 of debt principal and accrued interest. During this period, the Company also issued 20,000,000 shares in connection with $13,125 of services received from various parties.

5. Preferred Stock

The preferred stock may be divided into and issued in series. The Board of Directors of the Company is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

On February 20, 2013, the Company issued 5,000,000 shares of its Class A Convertible Preferred stock to its Chairman of the Board in exchange for 51,860,003 share of his common stock.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

6. Related Parties

On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer and former Chief Financial Officer for $320,301 and $267,998, respectively. The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion. The Convertible Promissory Notes are due on January 23, 2012. The Convertible Promissory Notes due to the former Chief Financial Officer for $267,998 has been assigned to former Chief Executive officer as of July 31, 2012 and the note to the former Chief Executive Officer was reduced by $4,000 to $316,301 as of April 30, 2013 due to payments made.

On November 1, 2012, the Company paid $2,000 to a family member of the Chairman of the Board of Directors for professional services provided.

On December 11, 2012, the Company paid $2,000 to a family member of the Chairman of the Board of Directors for professional services provided.

7. Convertible Note Payable

As of April 30, 2013, the Company was indebted to unrelated third parties for $201,222 for monies loaned to the Company.

During the nine months ended April 30, 2013, the Company issued several notes payable totaling $97,250 and converted $56,000 of accrued liabilities into a formal note payable.

During the nine month period ending April 30, 2013, the note holders converted $198,550 of total principal and $6,610 of accrued interest into 617,981,864 shares of common stock.

A summary of changes in Convertible Promissory Notes payable for the period ended April 30, 2013 is as follows:

Beginning balance	$310,886
Gross proceeds from the notes payable	97,250
Conversion of accrued liabilities into notes payable	56,000
Add: amortization of discount	577,090
Less: debt repayment	(4,000)
Less: debt discount	(56,000)
Less: debt converted to common stock	(198,550)
Add: cancellation of prior conversion for debt-return of shares	2,845

Total notes payable	$785,521

8. Derivative Liabilities

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

Derivative Liability:

The fair values of the three instruments were determined to be $787,151 as of April 30, 2013 using a Black-Scholes option-pricing model. Upon the issuance dates of the Convertible Promissory Notes, $907,299 was recorded as debt discount and $1,130,857 was recorded as day one loss on derivative liability. During the nine and three months ended April 30, 2013, the Company recorded a net gain on mark-to-market of the conversion options of $1,456,855, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at April 30, 2013:

Balance at July 31, 2012	$3,089,498
Debt discount	$56,000
Day one loss on fair value	71,892
April 30, 2013 gain on change in fair value	(1,528,747)
Write off due to conversion	(901,492)
Balance at April 30, 2013	$787,151

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of the note of $127,892, of which $56,000 is recorded as discount on the notes and the remaining $71,892 is expensed as a derivative loss. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.0008, a conversion price of $0.0004, expected volatility of 94.96% to 368.46%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.03% to 0.11%. The discount on the convertible loan is accreted over the term of the convertible loan. During the nine and three months ended April 30, 2013, the Company recorded accretion of $577,090 and $22,264 respectively.

The net gain recorded on the above derivative liabilities for the nine months ended April 30, 2013 was $1,456,855.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

9. Commitments

Employment Agreements

On January 11, 2011, the Company entered into an exclusive employment agreement with V. Scott Vanis to serve as our Chief Executive Officer, President and Chairman of the Board of Directors. The agreement is for a term of five years beginning Janu7ary 11, 2011 and ending January 10, 2016. An extension to the term must be agreed upon in writing and executed by us and Mr. Vanis no later than 5 p.m. Eastern Standard Time on January 10, 2016. Mr. Vanis is paid a salary of $180,000 per annum as of January 10, 2011. If revenues exceed $10 million, then Mr. Vanis’ salary will be increased to $360,000 per annum. If revenues exceed $20 million, then Mr. Vanis’ salary will be increased to $540,000 per annum. Mr. Vanis was issued 10,000,000 shares of Class A Preferred Stock, upon the effective date of the agreement. If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, 6,000,000 shares granted to him will be returned. If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, 4,000,000 shares granted to him will be returned. If Mr. Vanis voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after thirty nine months and before 48 months of the date of the agreement, 2,000,000 shares granted to him will be returned. If there is a sale of all or substantially all of the assets or a merger in which our company is not the surviving entity, Mr. Vanis will be entitled to receive an additional amount of shares of common stock in our company which would equal 10% of the final value of the transaction. Further, Mr. Vanis will be entitled to such additional bonus, if any, as may be granted by the Board (with Mr. Vanis abstaining from any vote thereon) or compensation or similar committee thereof in the Board's (or such committee's) sole discretion based upon Mr. Vanis’ performance of his services under the agreement.

On July 23, 2012, the Company amended an exclusive employment agreement with V. Scott Vanis to serve as our Chief Executive Officer, President and Chairman of the Board of Directors. Mr. Vanis will be paid no salary in exchange for having 10 million Class A Convertible Preferred share vest immediately.

Mr. Vanis resigned as our Chief Executive Officer on September 21, 2012 .

On December 16, 2010, the Company entered into an exclusive employment agreement with Sam J Messina III to serve as our Chief Financial Officer, Secretary and Treasurer. The agreement is for a term of five years beginning December 16, 2010 and ending December 15, 2015. An extension to the term must be agreed upon in writing and executed by us and Mr. Messina no later than 5 p.m. Eastern Standard Time on December 15, 2015.Mr. Messina is paid a salary of $120,000 per annum as of December 27, 2010. If revenues exceed $10 million, then Mr. Messina’s salary will be increased to $240,000 per annum. If revenues exceed $20 million, then Mr. Messina’s salary will be increased to $360,000 per annum. Mr. Messina was issued 30,000,000 shares of common stock, upon the effective date of the agreement. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, 24,000,000 shares granted to him will be returned. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, 18,000,000 shares granted to him will be returned. If Mr. Messina voluntarily terminates his employment with us or if a petition for Chapter 7 bankruptcy is filed by us resulting in an adjudication of bankruptcy after thirty nine months and before 48 months of the date of the agreement, 12,000,000 shares granted to him will be returned. If there is a sale of all or substantially all of the assets or a merger in which our company is not the surviving entity, Mr. Messina will be entitled to receive an additional amount of shares of common stock in our company which would equal 5% of the final value of the transaction. Further, Mr. Messina will be entitled to such additional bonus, if any, as may be granted by the Board (with Mr. Messina abstaining from any vote thereon) or compensation or similar committee thereof in the Board's (or such committee's) sole discretion based upon Mr. Messina's performance of his services under the agreement.

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

Mr. Messina resigned as our Chief Financial Officer on September 21, 2012.

On February 1, 2013, we entered into an exclusive employment agreement with John Powers to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. The agreement is for a term of three years beginning February 1, 2013 and ending April 30, 2016. An Extension to the Term must be agreed upon in writing and executed by the Company and Mr. Powers no later than 5 p.m. Eastern Standard Time on April 30, 2016. Mr. Powers will be paid a salary of $84,000 per annum beginning on February 1, 2013. If revenues exceed $5 million, then Mr. Powers salary will be increased to $144,000 per annum. If revenues exceed $10 million, then Mr. Powers salary will be increased to $180,000 per annum. Mr. Powers was issued 15,000,000 shares of common stock, upon the effective date of the agreement. If Mr. Powers voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Powers voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, Ten Million (10,000,000) shares granted to him will be returned. If Mr. Powers voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, Five Million (5,000,000) s shares granted to him will be returned. If there is a sale of all or substantially all of the assets or a merger in which the Company is not the surviving entity, Mr. Powers will be entitled to receive an additional amount of shares of common stock in the Company which would equal Five percent (5%) of the final value of the transaction.

Further, Mr. Powers will be entitled to such additional bonus, if any, as may be granted by the Board or compensation or similar committee thereof in the Board's (or such committee's) sole discretion based upon Employee's performance of his Services under the Agreement.

10. Subsequent Events

a)
On May 16, 2013, the Company issued a $47,500 note to Asher Enterprises, Inc. The note is payable at 8% and convertible into shares of common stock at a conversion price equal to 45% of the average of the lowest three trading prices for common stock during the 20 day trading period preceding the conversion.

b)	On May 16, 2013, the Company issued 49,107,143 common shares pursuant to a convertible promissory note to dated November 1, 2012.
c)	On May 20, 2013, the Company issued 22,392,857 common shares pursuant to a convertible promissory note to dated November 1, 2012.
d)	On May 20, 2013, the Company issued 15,000,000 common shares to its Chief Executive Officer in Exchange Agreement for accrued salary in the amount of $24,500.
e)	On May 19, 2013, the Company issued 60,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011.
f)
On May 25, 2013, we entered into a Return of Asset Agreement with Energia Renovable Hondurenas, S.A. (ERSHA) to return one hundred percent (100%) of the Sayab Wind Project back to the originating company in exchange for a six percent (6%) royalty interest after the Project is completed by EHSHA or his assigns.

g)
On May 28, 2013, we entered into a Return of Asset Agreement with ENERCOSA to return one hundred percent (100%) of the Iscan Hydro-Electric Project back to the originating company in exchange for a six percent (10%) royalty interest after the Project is completed by ENERCOSA or his assigns.

h)
On May 30, 2013, the Company issued a $27,000 note to LG Capital Funding, LLC. The note is payable at 8% and convertible into shares of common stock at a conversion price equal to 45% of the average of the lowest three trading prices for common stock during the 20 day trading period preceding the conversion.

i)	On May 31, 2013, the Company issued 35,000,000 common shares pursuant to a convertible promissory note dated August 6, 2011.
j)	On June 3, 2013, the Company issued 62,400,000 common shares pursuant to a convertible promissory note dated September 1, 2011.
k)	On June 3, 2013, the Company issued 40,000,000 common shares pursuant to a convertible promissory note dated June 6, 2011.
l)	On June 4, 2013, the Company issued 20,800,000 common shares pursuant to a convertible promissory note dated September 1, 2011.
m)	On June 4, 2013, the Company issued 14,400,000 common shares pursuant to a convertible promissory note dated September 1, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended April 30, 2013 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Clean Energy

We currently have an interest in one Hydro-Electric Project in Honduras. The Hydro-Electric project is classified as run-of-the-river project (not conventional retention dams) and   is in the permitting stage of development.  To date, we have not completed construction of the project and therefore we have not received any revenue from the project. There can be no assurance given that this project will be completed in a timely manner, if at all.  We will require additional funds to complete the development of this project, estimated at $200,000 in the aggregate. Additionally, even if we complete development of the project, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us.  As of July 31, 2012, these assets were impaired due to inactivity; however we are still actively pursuing obtaining necessary permits and negotiating contracts for the Chiligatoro Hydro-Electric Project including the Power Purchase Agreement, Congressional Approval, Equity Partner Financing and Senior Debt Financing.

Until May 2013, we had a 100% interest in one other Hydro-Electric Project and a Wind Project. On May 25, 2013, we entered into a Return of Asset Agreement with Energia Renovable Hondurenas, S.A. (ERSHA) to return one hundred percent (100%) of the Sayab Wind Project back to the originating company in exchange for a six percent (6%) royalty interest after the Project is completed by EHSHA or its assigns. On May 28, 2013, we entered into a Return of Asset Agreement with ENERCOSA to return one hundred percent (100%) of the Iscan Hydro-Electric Project back to the originating company in exchange for a six percent (10%) royalty interest after the Project is completed by ENERCOSA or its assigns. The Iscan Hydro-Electric Project is actively completing the Socialization and Feasibility stages of development. The feasibility stage of development is the stage of development where the preliminary permits are obtained, measurement of the water flow for hydro-electric projects or wind and weather patterns for wind projects are observed, and final project size are determined. However, there can be no assurance that the owners of these projects will successfully develop the projects or that we will receive a royalty from the projects.

Retail Beverage

Our subsidiary, Level 5, is being developed to target the consumers who expect a beverage that is functional and healthy.

On February 26, 2013, we entered into an Agreement (the “Premium Product Development Agreement”) with Power Brands, LLC, a California Limited Liability Company (“Power Brands”) to render product development services for Level 5 Beverage Company, Inc. Power Brands was compensated $25,000 as per the Premium Product Development Agreement. Our product formulation, labels and artwork are complete.

On February 26, 2013, we also entered into an Agreement (the “Prototype Development Agreement”) with Power Brands to render prototype development services for Level 5 Beverage Company, Inc. Power Brands was compensated $5,000 as per the Prototype Development Agreement.

The Level 5 product line is a portfolio of functional, all-natural, reduced calorie 2.5 oz. “shots.”The Level 5 product line features four (4) distinct varieties, each with a unique flavor profile and addressing a specific functional need. Level 5 is positioned as a lifestyle brand, with a convenient easy-to-drink shot format to remedy health and wellness needs at any time of day or night.

As of May 22, 2013, we have completed and approved the final formulation of all four (4) of our products.

RISE (Energy Supplement)
●	Completely unique in the category, no other coffee-based shots currently in the market.
●	Coffee flavor, perfect as a get-up-and-go morning shot.
●	100% B-Vitamin blend
●	Brewed Sumatra coffee
●	Ginseng

CURVES (Women's Supplement)
●	Intended to aid Weight Management
●	Soluble fiber
●	Green Coffee Bean Extract
●	100% B-Vitamin blend
●	Other vitamins and minerals specially formulated for women

ARMOR (Immunity Supplement)
●	200% Vitamin C
●	100% Zinc

FLEX (Workout Supplement)
●	Delivers 5g Protein in each shot
●	Caffeine designed to enhance performance
●	Important Amino Acids
●	100% B-Vitamin blend designed for lasting energy and endurance

As of June 3, 2013, we completed and approved the final label design and artwork design for the Level 5 brand.

On June 13, 2013, we received our GS1 US membership and company sku identifier for our product line. Our Level 5 GS1 bar code(s) are pending approval. Upon completion and receipt of our bar code(s), we will order our “prototypes” as outlined in the Prototype Development Agreement with Power Brands.

On June 14, 2013, we entered into an Agreement (the “Brand Management Agreement”) with Power Brands, LLC to manage the branding, production, marketing, sales and distribution for Level 5 Beverage Company, Inc. Power Brands was compensated with a $10,000 retainer as per the Brand Management Agreement.

Common Stock

On March 30, 2010, we effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares. On February 13, 2012, the Company effected a 150 for 1 reverse stock split, increasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares. On May 15, 2013. We increased our authorized common stock to 2,500,000,000 shares. All share amounts throughout this Annual Report have been retroactively adjusted for all periods to reflect this stock split.

Results of Operations

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Loan Recovery	$-	$-
Impairment of Note Receivable	-	-
General and Administrative Expenses	138,787	156,031
Chiligatoro Operating Expenses	-	-
Interest Expense	12,355	2,355
Accretion of discount on convertible debt	6,674	22,264
(Gain) / Loss on derivative liability	36,887	1,544,155
Gain on settlement of debt	-	-
Loss on Debt Conversion	-	-

Net (Income) Loss	$194,703	$1,724,805
Net Loss per Share –Basic and Diluted	$(0.00)	$(0.07)
Weighted Average Shares Outstanding	428,324,586	23,784,215

Results of Operations for the Three months ended April 30, 2013

During the three months ended April 30, 2013 we incurred a net loss of $194,703, compared to a net loss of $1,724,805 during the same period in fiscal 2012. The decrease in our net loss during the three months ended April 30, 2013 was primarily due to decrease on loss on derivative liability.

Our total general and administrative expenses for the three months ended April 30, 2013 were $138,787, compared to operating expenses of $156,031 during the same period in fiscal 2012. Our total general and administrative expenses during the three months ended April 30, 2013 consisted of $22,625 in compensation expense, $9,221 in professional fees, $91,500 in consulting fees (mostly to develop our Level 5 beverage line) and $15,441 in general and administrative expense and during the three months ended April 30, 2013 consisted entirely of general, rent and administrative expenses, and we did not incur any foreign exchange losses, management fees or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

	Nine months Ended April 30, 2013	Nine months Ended April 30, 2012
Loan Recovery	$-	$-
Impairment of Note Receivable	-	-
General and Administrative Expenses	167,917	595,737
Chiligatoro Operating Expenses	-	-
Interest Expense	31,664	8,034
Accretion of discount on convertible debt	577,090	370,548
(Gain) / Loss on derivative liability	(1,456,855)	2,067,474
Gain on settlement of debt	-	-
Loss on Debt Conversion	-	-

Net (Income) Loss	$(680,184)	$3,041,793
Net Loss per Share –Basic and Diluted	$0.00	$(0.13)
Weighted Average Shares Outstanding	179,410,491	22,677,491

Results of Operations for the Nine months ended April 30, 2013

During the nine months ended April 30, 2013 we incurred a net gain of $680,184, compared to a net loss of $3,041,793 during the same period in fiscal 2012. The increase in our net loss during the nine months ended April 30, 2013 was primarily due to increased gain on derivative liability.

Our total general and administrative expenses for the nine months ended April 30, 2013 were $167,917, compared to operating expenses of $595,737 during the same period in fiscal 2012. Our total general and administrative expenses during the three months ended April 30, 2013 consisted of $22,625 in compensation expense, $25,912 in professional, $91,500 in consulting fees and $27,880 in general and administrative expense fees for the development of our Retail Beverage Business and during the nine months ended April 30, 2013 consisted entirely of general and administrative expenses including professional and consulting fees for the development of our Retail Beverage Business, and we did not incur any foreign exchange losses, management fees or other operating expenses.

Our general and administrative expenses consist of consulting fees (beverage product development), professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Liquidity and Capital Resources

As of April 30, 2013 we had $919 in cash and $26,419 in total assets, $1,722,928 in total liabilities and a working capital deficit of $1,137,710. Our accumulated deficit from our inception on June 21, 2007 to April 30, 2013 was $6,591,655 and was funded primarily through advances from related parties, equity and debt financing.

From our inception on June 21, 2007 to April 30, 2013 we used net cash of $617,545 in operating activities. During the nine months ended April 30, 2013 we used net cash of $66,831 in operating activities, compared to net cash used $59,245 in operating activities during the same period in fiscal 2012. The increase in expenditures on operating activities for the nine months ended April 30, 2013 was primarily due to an increased net gain offset by a gain on derivatives.

From our inception on June 21, 2007 to April 30, 2013 we used net cash of $35,500 on investing activities, all of which was in the form of a loan to a third party. We used net cash of $25,500 on investing activities during the nine months ended April 30, 2013 and $0 in the same period for fiscal 2012.

From our inception on June 21, 2007 to April 30, 2013 we received net cash of $653,964 from financing activities, which consists of $90,514 from the issuance of our common stock, $520,250 from debt financing, $0 in proceeds from a related party, and $1,182 in capital contributions. During the nine months ended April 30, 2013 we received $93,250 net cash from financing activities, compared to net cash received of $59,095 during the same period in fiscal 2012. The increase in receipts from financing activities for the nine months ended April 30, 2013 was primarily higher proceeds from loans and related parties.

As of April 30, 2013, our outstanding debt  was $785,521. There can be no assurance that we generate enough revenue when the debt matures to repay any debt if demand for repayment should be made.

We estimate our planned expenses for the next 24 months (beginning March 2013) to be approximately $3,619,000, as summarized in the table below.

Description	Potential	Estimated Expenses
Energy	completion date	($)
Complete Feasibility & Environmental Studies	6 months	100,000
Project Permitting	6 months	20,000
Lease/Land Purchase	6 months	125,000
Final Construction Design	6 months	37,500
Engineering & Construction Consultants	6 months	50,000
Mobilization of Equipment	6 months	50,000
Stage 1 Construction	12 months	650,000
Stage 2 Construction	18 months	700,000
Stage 3 Construction	24 months	1,000,000
Professional Fees (legal and accounting)	12 months	25,000
Project Supervision	12 months	37,500
Project Socialization	12 months	15,000
General and administrative expenses	12 months	250,000
Contingencies (10%)		306,000
EnergyTotal		3,366,000

Beverage
Product Formulation	Complete	25,000
Product Samples	1 month	5,000
Product Branding	1 month	25,000
Product Marketing	1 month	25,000
Product Manufacturing	1 month	50,000
Product Expansion / Development	3 months	100,000
Contingencies (10%)		23,000
Beverage Total		253,000

Grand Total (All Business Lines)		3,619,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $3,618,081 (a total of $3,619,000 less our approximately $919 in cash as of April 30, 2013) to proceed with our business plan over the next 24 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Although we acquired a 100% interest in the Hydro-Electric project, there is no assurance that we will receive any revenues from this interest. Meanwhile, even if we purchase other non-operated interests in hydro-electric projects or begin construction activities on any properties we may acquire, this does not guarantee that these projects or properties will be commercially exploitable. In addition, our success will depend upon our ability to commercialize and successfully market the Level 5 products, and there can be no assurance that our commercialization or merketing efforts will be successful.
Our activities will be directed by John Powers, our President and Chief Executive Officer, who will also manage our operations and supervise our other planned acquisition activities.

Future Financings

Our financial statements for the three and nine months ended April 30, 2013 have been prepared on a going concern basis and there is substantial doubt about our ability to continue as a going concern. We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the various Hydro-Electric and Wind Projects, or from any of the hydro-electric or wind projects in which we acquire an interest. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.

Of the $3,619,000 we require for the next 24 months, we had approximately $919 in cash as of April 30, 2013. We intend to raise the balance of our cash requirements for the next 24 months (approximately $3,618,081), private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing other than the equity line, and there is no guarantee that any financing will be successful. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Product Research and Development

We anticipate spending $100,000 in connection with product research and development activities during the next 12 months for expansion of our Level 5 Retail Beverage business.

Outstanding Indebtedness

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as of April 30, 2013:

Bridge Notes Payable

Name	Amount	Date of Issuance	Maturity Date	Features

Convertible Promissory Note	$14,905	6/6/11	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	$18,000	8/6/11	2/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$34,200	9/1/11	On Demand	0% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days but in no case less than a 51% interest in the Company
Convertible Promissory Note	$5,200	9/1/11	On Demand	0% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days but in no case less than a 51% interest in the Company
Convertible Promissory Note	$27,000	11/6/11	5/6/12	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$584,299	7/23/12	1/23/13	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$19,250	11/1/12	8/5/13	8% interest rate converts at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	$20,000	12/11/12	9/15/13	8% interest rate converts at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	$4,667	2/1/13	8/1/13	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the average of the lowest day during the preceding 5 days
Convertible Promissory Note	$42,500	2/4/13	11/8/13	8% interest rate converts at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	$15,500	3/7/13	12/11/13	8% interest rate converts at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	47,500	5/16/13	2/17/14	8% interest rate converts at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	$27,000	5/30/13	11/30/13	8% interest rate converts at a variable conversion rate of 45% of the market price calculated based on the lowest day during the preceding 20 days

Outstanding Notes

As of April 30, 2013 our obligations under outstanding notes totaled an aggregate principal amount of $785,521. Of such amount $670,805 is due on demand, $19,250 is due August 5, 2013, $20,000 is due September 15, 2013, $56,000 is due August 1, 2013, $42,500 is due November 8, 2013 and $15,500 is due December 11, 2013. We currently do not have sufficient funds to pay any of the past due or future notes.

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

On each of November 1, 2012, December 11, 2012, February 4, 2013, March 7, 2013 and May 16, 2013 we entered into a Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises for $19,250, $20,000, $42,500, $15,500 and $47,500, respectively. The convertible notes carries an 8% rate of interest and are convertible into common stock at a variable conversion price of 45% of the market price of which shall be calculated as the average of the lowest 3 days during the preceding 20 days before conversion.

On June 6, 2011, August 6, 2011 and November 6, 2011, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $36,000, $18,000 and $27,000, respectively. The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion. The June Convertible Promissory Note was due on December 6, 2011 and has $16,105 in principal remaining, the August Convertible Promissory Note was due on February 6, 2012 and the November Convertible Promissory Note is due on May 6, 2012. On February 1, 2012, we amended the note dated June 6, 2011 for $36,000 to convert at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days.

On July 23, 2012, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer and former Chief Financial Officer for $320,301 and $267,998, respectively. The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion. The Convertible Promissory Notes are due on January 23, 2012. On July 23, 2013, the former Chief Financial Officer assigned his note to the former Chief Executive Officer.

On May 30, 2013, the Company issued a $27,000 note to LG Capital Funding, LLC, payable at 8% and due November 30, 2013. The note is convertible into shares of common stock at a conversion price equal to 45% of the lowest three trading prices during the 20 days preceding the conversion.

Acquisition of Plants and Equipment and Other Assets

Apart from our interest in the Hydro-Electric Project, we do not anticipate selling or acquiring any material properties, plants or equipment during the next 12 months unless we are successful in obtaining additional financing.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the nine and three months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the nine month period ending April 30, 2013, the Company issued 617,981,864 shares of common stock for the conversion of $205,160 of debt principal and accrued interest. During this period, the Company also issued 20,000,000 shares in connection with $13,125 of services received from various parties. The issuance of the securities was exempt from registration under Section 4 (a)(2) of the Securities Act.  The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4 (a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering.

On May 16, 2013, the Company issued 49,107,143 common shares pursuant to a convertible promissory note to dated November 1, 2012. The issuance of securities was exempt from registration under Section 3(a)(9).

On May 20, 2013, the Company issued 22,392,857 common shares pursuant to a convertible promissory note to dated November 1, 2012. The issuance of securities was exempt from registration under Section 3(a)(9).

On May 20, 2013, the Company issued 15,000,000 common shares to its Chief Executive Officer in Exchange Agreement for accrued salary in the amount of $24,500. The issuance of the securities was exempt from registration under Section 4 (a)(2) of the Securities Act. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4 (a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering.

On May 20, 2013, the Company issued 60,000,000 common shares pursuant to a convertible promissory note dated September 1, 2011. The issuance of securities was exempt from registration under Section 3(a)(9).

On May 16, 2013, the Company issued a $47,500 note to Asher Enterprises, Inc., payable at 8% and due February 17, 2014. The note is convertible into shares of common stock at a conversion price equal to 45% of the lowest three trading prices during the 20 days preceding the conversion. The issuance of the note was exempt from registration under Section 4 (a)(2) of the Securities Act. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4 (a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that the note will not be immediately redistributed into the market and therefore not part of a public offering.

On May 30, 2013, the Company issued a $27,000 note to LG Capital Funding, LLC, payable at 8% and due November 30, 2013. The note is convertible into shares of common stock at a conversion price equal to 45% of the lowest three trading prices during the 20 days preceding the conversion. The issuance of the note was exempt from registration under Section 4 (a)(2) of the Securities Act. The issuance of the securities did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4 (a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that the note will not be immediately redistributed into the market and therefore not part of a public offering.

On May 31, 2013, the Company issued 35,000,000 common shares pursuant to a convertible promissory note dated August 6, 2011. The issuance of securities was exempt from registration under Section 3(a)(9).

On June 3, 2013, the Company issued 62,400,000 common shares pursuant to a convertible promissory note dated September 1, 2011. The issuance of securities was exempt from registration under Section 3(a)(9).

On June 3, 2013, the Company issued 40,000,000 common shares pursuant to a convertible promissory note dated June 6, 2011. The issuance of securities was exempt from registration under Section 3(a)(9).

On June 4, 2013, the Company issued 20,800,000 common shares pursuant to a convertible promissory note dated September 1, 2011. The issuance of securities was exempt from registration under Section 3(a)(9).

On June 4, 2013, the Company issued 14,400,000 common shares pursuant to a convertible promissory note dated September 1, 2011. The issuance of securities was exempt from registration under Section 3(a)(9).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 11, 2012	10-Q	3/25/13	10.1

10.2	Securities Purchase Agreement with Asher Enterprises, Inc. dated February 4, 2013	10-Q	3/25/13	10.2

10.3	Securities Purchase Agreement with Asher Enterprises, Inc. dated March 7, 2013				X

10.4	Securities Purchase Agreement with Asher Enterprises, Inc. dated May 4, 2013				X

10.5	Convertible Promissory Note with Braeden Storm Enterprises, Inc. dated February 1, 2013				X

10.6	Securities Purchase Agreement with LG Capital Funding, LLC dated May 30, 2013				X

10.7	Premium Product Development Agreement with Power Brands Consulting LLC dated February 26, 2013				X

10.8	Prototype Development Agreement with Power Brands Consulting LLC dated February 26, 2013				X

10.9	Brand Management Agreement with Power Brands Consulting LLC dated June 14, 2013	8-K	6/18/2013

10.10	Return of Asset Agreement with Energia Renovable Hondureñas S.A. (ERHSA) dated May 25, 2013	8-K	5/28/2013

10.11	Return of Asset Agreement with ENERCOSA dated May 28, 2013	8-K	5/29/2013

31.1	Certification of Principal Executive Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

June 19, 2013	BY:	/s/ John Powers
John Powers, President, Secretary and Treasurer (Principal Executive and Accounting Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Securities Purchase Agreement with Asher Enterprises, Inc. dated December 11, 2012	10-Q	3/25/13	10.1

10.2	Securities Purchase Agreement with Asher Enterprises, Inc. dated February 4, 2013	10-Q	3/25/13	10.2

10.3	Securities Purchase Agreement with Asher Enterprises, Inc. dated March 7, 2013				X

10.4	Securities Purchase Agreement with Asher Enterprises, Inc. dated May 4, 2013				X

10.5	Convertible Promissory Note with Braeden Storm Enterprises, Inc. dated February 1, 2013				X

10.6	Securities Purchase Agreement with LG Capital Funding, LLC dated May 30, 2013				X

10.7	Premium Product Development Agreement with Power Brands Consulting LLC dated February 26, 2013				X

10.8	Prototype Development Agreement with Power Brands Consulting LLC dated February 26, 2013				X

10.9	Brand Management Agreement with Power Brands Consulting LLC dated June 14, 2013	8-K	6/18/2013

10.10	Return of Asset Agreement with Energia Renovable Hondureñas S.A. (ERHSA) dated May 25, 2013	8-K	5/28/2013

10.11	Return of Asset Agreement with ENERCOSA dated May 28, 2013	8-K	5/29/2013

31.1	Certification of Principal Executive Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Executive Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE