Form 10-K
period 2013-07-31
Minerco Resources, Inc.
filed 2013-11-13
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2013: $145,360.

At November 11, 2013, 1,509,182,173 shares of the registrant’s common stock were outstanding.

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

As used in this annual report, the terms "we," "us," "our," “company” and "Minerco" mean Minerco Resources, Inc., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Company Overview

Our principal offices are located at 20 Trafalgar Square, Suite 455, Nashua, NH 03063. Our telephone number is 603-732-6948. Information about our businesses can be obtained from our website www.minercoresources.com. Information on website is not incorporated by reference into this report.

Company History

Minerco Resources, Inc. was incorporated as a Nevada company on June 21, 2007 and our only two subsidiaries are Level 5 Beverage Company, Inc. (“Level 5”) and Minerco Honduras S.A. From our inception in June 2007 through May 27, 2010, we were engaged in the acquisition of interests and leases in oil and natural gas properties. In May, 2010, we changed the focus of our business to the development, production and provision of clean, renewable energy solutions in Central America. On October 16, 2012, we added a functional specialty beverage retailer that is developed and sold by Level 5 as an additional line of business, which has become our primary focus. As of September 20, 2013, we have completely discontinued operations of our renewable energy line of business. We continue to own royalty interests in two (2) renewable energy project(s) and an earned net revenue interest in one (1) renewable energy project; however, all operational control for all three (3) projects has been returned to the originating companies.

Specialty Beverage Business

Our main area of focus for the past fiscal year has been the development and expansion of our Level 5 business and its line of beverage products. Level 5 is a new entrant in the beverage industry. The LEVEL 5™ product line is a portfolio of highly functional, all-natural, reduced calorie 2.5 oz. “shots.” Level 5 currently has developed eight (8) products, RISE™, COFFEE BOOST™ (in Coffee, French Vanilla, Hazelnut and Mocha flavors), CURVES, ARMOR and FLEX , two of which (RISE™ and COFFEE BOOST™ in Coffee flavor), are available for sale in more than 250 stores in Southern California and Arizona and are also available for sale via the internet on Amazon.com.

On September 21, 2012, we incorporated Level 5 as a corporation in the State of Delaware. In October, 2012, we commenced the development, branding and sale of a line of functional beverage products through our majority owned subsidiary, Level 5.

We have partnered with Power Brands, LLC, a California Limited Liability Company (“Power Brands”), for the development of our products and the provision of brand management services. On February 26, 2013, we entered into an Agreement (the “Premium Product Development Agreement”) with Power Brands to render product development services for Level 5 Beverage Company, Inc. On February 26, 2013, we also entered into an Agreement (the “Prototype Development Agreement”) with Power Brands to render prototype development services for Level 5 Beverage Company, Inc. Power Brands provided prototypes for our four product variations in accordance with the terms of the Prototype Development Agreement. In accordance with the terms of the Premium Product Development Agreement, Power Brands formulated four products for us based upon our specifications and we paid them a fee of $24,500 for such services. On June 14, 2013, we entered into an Agreement (the “Brand Management Agreement”) with Power Brands, to render brand management services for Level 5 Beverage Company, Inc. The Brand Management Agreement provides that for a fee of $10,000 per month, Power Brands will manage the manufacturing process for our beverages, including the ordering of raw materials, invoicing, delivery and logistics as well as the marketing and sales personnel. We can terminate the Brand Management Agreement without cause upon 90 day notice and either party can terminate the agreement with cause upon a material breach of the agreement if such breach is not cured within 30 days of receipt of notice.

On May 22, 2013, we completed and approved the final formulation of four (4) of the LEVEL 5™ products: RISE™, CURVES, ARMOR and FLEX. On June 3, 2013, we completed and approved the final label design and artwork design for Level 5’s flagship product: RISE. On June 25, 2013, we received our GS1 US membership and company sku identifier for our LEVEL 5™ product line.

On July 25, 2013, we entered into a three year Agreement (the “Distribution Agreement – Exclusive Territory”) with Avanzar Sales and Distribution, LLC (“Avanzar”), a California Limited Liability Company, to exclusively distribute the entire product line of the LEVEL 5™ brand. The Distribution Agreement provides that Avanzar has the exclusive right to sell and distribute the LEVEL 5™ current products in the following California counties: Los Angeles, Riverside, San Bernardino, Orange County, San Diego County, and Imperial and the following Arizona counties: Maricopa, Pinal and Pima. The Distribution Agreement also provides that Avanzar shall have a right of first refusal for the distribution of any similar products developed in the future. The price per case to be paid by Avanzar will be $12-$14 based upon volume and promotions and subject to timely payment discounts. Either party may terminate the Distribution Agreement upon thirty day notice subject to a cure period, Avanzar may terminate the Distribution Agreement without cause upon 60 day notice or Level 5 may terminate the Distribution Agreement without cause after one year upon payment of a termination fee as disclosed in the Distribution Agreement.

In August, 2013 and September, 2013 we filed trademark applications with the USPTO for the trademark LEVEL 5™ (registration number 86042387), RISE™ (registration number 86078301) and COFFEE BOOST™ (registration number 86078270).

On August 21, 2013, we took delivery of our first commercial production run of RISETM and COFFEE BOOSTTM and on September 16, 2013, our initial LEVEL 5™ products, RISE™ and COFFEE BOOST™, were available in retail stores in Southern California.

On September 16, 2013, we started distributing and selling our LEVEL 5™ brands, RISE™ and COFFEE BOOST™, in retail locations in Southern California.

On September 30, 2013, we appointed Jason Fontaine as the Brand Manager for Level 5. The Brand Manager is responsible for managing the day to day operations, along with developing and executing all sales and marketing strategies, for all of our LEVEL 5™ brands.

On October 11, 2013 we started our online sales presence on Amazon.com for our LEVEL 5™ products, RISETM and COFFEE BOOSTTM.

As of October 31, 2013, our LEVEL 5™ products are placed in over 250 retail locations in Southern California and Arizona, in addition to our online presence on Amazon.com.

On October 31, 2013, the Company received inventory and preliminary sales reports from the sales of its LEVEL 5™ products. As of October 15, 2013, Level 5 had total depleted product of 784 cases (9,408 individual units) including 385 cases of COFFEE BOOST™ and 399 cases of RISE™.

Products

We have positioned the LEVEL 5™ product line to capitalize on two key trends we believe are impacting the beverage industry: (1) growing consumer awareness of the positive health benefits associated with functional ingredients such as “nutraceuticals,” vitamins, minerals, herbs and “super fruits” content, as well as (2) the continued growth and diversification of ready-to-drink (RTD) beverages and shots. We believe that the LEVEL 5™ products are the ideal alternative to high sugar beverages such as conventional energy drinks, juices, and soft drinks that can negatively impact an individual’s health. LEVEL 5™ products are designed to deliver an optimal blend of extremely healthy and potent amino acids, essential vitamins, and herbal adaptogens.

LEVEL 5™ is a line of functional shots, whose functional ingredients are aimed at addressing a spectrum of health concerns including energy, wellness, and performance. LEVEL 5™ is formulated with a proprietary blends of amino acids, essential vitamins and minerals, and natural adaptogens. Each ingredient has been carefully selected for its taste profile and health benefit. LEVEL 5™ shots are packaged in slender 2.5 oz. PET bottles, which are sophisticated in design and offer on-the-go convenience. The logo, graphics, and copy are designed to communicate the key branding elements: energy, wellness, protection, and stamina. The brand is premium priced, with a retail price of $2.99 for one 2.5 oz. container. LEVEL 5™ is bottled domestically via third party independent contract manufacturers. The product is hot filled to provide a minimum 12 month shelf life without the need of preservatives. This pasteurization process rapidly heats the product to high temperatures to kill harmful bacteria, the product is then cooled to room temperature to protect nutrients, flavor and color from damage.

The LEVEL 5™ product line features five (5) distinct varieties, each with a unique flavor profile aimed at addressing a specific targeted result: (diet and weight loss, wellness and energy). RISETM COFFEE BOOSTTM and FLEX are part of our energy line. Curves falls under the diet and weight loss category and Armor is a wellness product that is a blend of herbs, minerals and vitamins in a convenient easy-to-drink shot format.

RISETM (Energy Supplement)
•	Delicious coffee flavor Brewed Sumatra coffee
•	100% B-Vitamin blend
•	Ginseng

COFFEE BOOSTTM (Energy Supplement)
•	Coffee flavor (currently finalizing additional flavors to include: French Vanilla, Mocha and Hazelnut)
•	Designed as an additive to coffee rituals
•	Brewed Sumatra coffee
•	100% B-Vitamin blend
•	Ginseng

CURVES (Women’s Supplement)
•	Weight Management
•	Green Coffee Bean Extract
•	Soluble fiber
•	100% B-Vitamin blend
•	Other vitamins and minerals specially formulated for women

ARMOR (Wellness Supplement)
•	200% Vitamin C
•	100% Zinc
•	Herbal extracts specially formulated

FLEX (Workout Supplement)
•	5g Protein in each shot
•	Caffeine to enhance performance
•	Amino Acids
•	100% B-Vitamin blend

More details about our products are available from our brands’ websites at: www.level5energy.com and www.drinkcoffeeboost.com.

Target Market

We have positioned the brand to appeal to the growing category of consumers who choose products based on their functional benefits. More specifically, we are targeting the on-the-go health and wellness oriented consumers who lead active professional and social lifestyles. This consumer segment spans the entire demographic spectrum of consumers that share an awareness of the health benefits associated with functional beverages and are willing to explore new items offering superior taste and efficacy.

Retail Activation

We provide health and wellness oriented individuals a beverage solution for “On-the-Go” (OTG) demand. We are targeting conventional retail distribution for the brand, including natural and organic chain grocery stores (such as Whole Foods), conventional chain and independent grocery accounts, drug stores, club stores, and mass merchandisers. We have contracted with third party Direct-Store-Delivery (DSD) distributors such as Avanzar to transport and merchandise the product line. Additionally, the product will be available for sale directly to consumers through our website.

Through our distributor, Avanzar, we have launched RISETM and COFFEE BOOSTTM in Southern California and Arizona, our targeted region for pilot testing before expanding into multiple markets and ultimately national distribution. We have also made our products available through our websites and on Amazon.com. We intend to do the same with our other products.

Distribution Systems

The beverage industry largely operates via a three tier distribution system: manufacturer → distributor → retailer. Third party distributors provide a vital service to beverage manufacturers who do not wish to bear the supply chain burden of moving product from bottling facilities to retail shelves. This operation requires supply chain management resources, significant labor, transportation resources, warehouse resources, as well as sales and merchandising expertise. Third party distributors allow beverage manufacturers to focus on core competencies: brand building, innovation, consumer marketing, research, and key account management. For this service, distributors command margin percentages of 20% to 30% based on wholesale price.

LEVEL 5™ products are distributed by regional third party direct-store-delivery (DSD) distributors focusing primarily on natural retail channels, conventional grocery, drug, mass and club channels, and secondarily focused on gas and convenience channels, as well as specialty retail (fitness clubs and gyms). The Company’s management team, specifically our Brand Manager, will train all participating distributors’ sales and merchandising personnel.

We have entered into an agreement with Avanzar, in Southern California, to distribute our entire line of all-natural, functional products. The Distribution Agreement provides that Avanzar has the exclusive right to sell and distribute the LEVEL 5™ current products in the following California counties: Los Angeles, Riverside, San Bernardino, Orange County, San Diego County, and Imperial and the following Arizona counties: Maricopa, Pinal and Pima. The Distribution Agreement also provides that Avanzar shall have a right of first refusal for the distribution of any similar products developed in the future. The price per case to be paid by Avanzar will be $12-$14 based upon volume and promotions and subject to timely payment discounts. Either party may terminate the Distribution Agreement upon thirty day notice subject to a cure period, Avanzar may terminate the Distribution Agreement without cause upon 60 day notice or Level 5 may terminate the Distribution Agreement without cause after one year upon payment of a termination fee as disclosed in the Distribution Agreement.

Production Facilities

We outsource the manufacturing and warehousing of our products to third party bottlers and independent contract manufacturers (“co-packers”). We purchase our raw materials from North American suppliers which deliver to our third party co-packers.

Raw Materials

Substantially, all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract manufacturers in accordance with our specifications. The raw materials used in the preparation and packaging of our products consist primarily of readily available, non-specialty products. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

Quality Control

We are committed to building products that meet or exceed the quality standards set by the U.S. government. Our products are made from high quality, all natural ingredients. We ensure that all of our products satisfy our quality standards. Contract manufacturers are selected and monitored by our own quality control representatives in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by our contract manufacturers are analyzed and categorized in a reference library. The manufacturing process steps include source selection, receipt and storage, filtration, disinfection, bottling, packaging, in-place sanitation, plant quality control and corporate policies affecting quality assurance. In addition, in the future, we will ensure that each bottle is stamped with a production date, time, and plant code to quickly isolate problems should they arise.

For every run of product, our contract manufacturer undertakes extensive testing of product quality and packaging. This includes testing levels of sweetness, taste, product integrity, packaging and various regulatory cross checks. For each product, the contract manufacturer must transmit all quality control test results to us for reference following each production run. Water quality is ensured through activated carbon and particulate filtration as well as alkalinity adjustment when required. We are committed to ongoing product improvement with a view toward ensuring the high quality of our product through a stringent contract packer selection and training program.

Growth Strategy

Our growth strategy includes:

•	Securing additional distributors within the United States;
•	Increasing brand awareness of LEVEL 5™;
•	Securing additional chain, convenience and key account store listings for our products across United States;
•	Providing online sales through various online channels;
•	Rolling out the additional products in our LEVEL 5™ line up (CURVES, FLEX and ARMOR);
•	Expanding our LEVEL 5™ brand by developing new proprietary formulations;
•	Expanding our brands to other segments (through development and/or acquisition);and
•	Completing the development of Coffee Boost to include additional flavors.
7.	Ensure packaging, nutritional value, and reseller locations collectively speak to target consumer.

U.S. Beverage Market

The U.S. beverage market was relatively stable (+1% growth) in 2012, according to Beverage Marketing Corp. However, soft drinks, once the largest segment in the industry, continued to decline in volume by -1.8% versus prior year. Category growth drivers came from the health and wellness beverage segment or functional beverages, including ready to drink tea, natural and organic beverages, energy drinks, and the bottled water category.

U.S. LIQUID REFRESHMENT BEVERAGE MARKET
CHANGE IN VOLUME BY SEGMENT
2011 — 2012

% Change
Segments	2011/12
Energy Drinks	14.3%
Ready-to-Drink Coffee	9.5%
Bottled Water	5.8%
Ready-to-Drink Tea	4.9%
Sports Drinks	2.3%
Value-Added Water	-1.5%
Carbonated Soft Drinks	-1.8%
Fruit Beverages	-4.1%

TOTAL LRB	1.0%

Source: Beverage Marketng Corporaton

Functional Beverages

According to the chart above, the general trend toward a consumer preference for functional beverages is evident in nearly every beverage segment. The accelerated pace of innovation has increased the pressure on beverage companies to stay ahead of the pack by delivering new and interesting flavors, healthier ingredients and enhanced functionality to consumers who are bombarded with choices. U.S. retail sales of natural and organic foods and beverages rose to nearly $29B in 2011, an increase of 9% over the previous year, and 63% higher than sales five years earlier, according to the Organic Trade Association’s Organic Industry Survey (2011).

Perhaps the best illustration of the growing consumer demand for functional benefits from their beverages is the relatively recent emergence of the $8.9 billion energy drink category. This category didn’t exist until the introduction of Red Bull in 1997. It continues to be the fastest growing segment in the beverage industry, up 14.3% in retail dollar volume versus one year ago. This category is dominated by three top brands with national distribution: Red Bull, Monster and RockStar, however, there are many smaller and regional brands throughout the U.S. While core energy drink consumers are 18-24 year old males, trends indicate that females and older blue and white collar workers 25-40 are increasingly choosing energy drinks over coffee as an afternoon pick-me-up.

The recent innovation in the beverage industry has also impacted the major Super-natural retail chains (Whole Foods, Wild Oats, Trader Joes) where there is an increasingly wide range of healthy options, including flash-pasteurized juice and smoothie products from national leaders Odwalla and Naked Juice, and beverages such as Sambazon, based on super-fruits such as pomegranate, blueberry and the acai berry from Brazil. Beverages sold in this channel are primarily differentiated on features such as freshness (e.g., use of flash pasteurization), and perceived health benefits (e.g., use of super-fruits that have unusually high concentrations of antioxidants).

Beverage Industry Regulations

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

The production and marketing of our proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including the U.S. Food and Drug Administration (FDA). The FDA also regulates labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations.

Packagers of our beverage products presently offer non-refillable, recyclable containers in the U.S. and various other markets. Legal requirements have been enacted in jurisdictions in the U.S. requiring that deposits or certain eco-taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container related deposit, recycling, eco-tax and/or product stewardship proposals have been introduced in various jurisdictions in the U.S. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels both in the U.S.

Additional Concerns

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

Intellectual Property

We, through Level 5, have applied for the following trademarks:

•	LEVEL 5. On August 20, 2013, we filed a trademark application with the USPTO for a U.S. federal trademark for LEVEL 5(registration number 86-42387);

•	RISE. On September 30, 2013, we filed a trademark application with the USPTO for a U.S. federal trademark for RISE (registration number 86078301);

•	COFFEE BOOST. On September 30, 2013, we filed a trademark application with the USPTO for a U.S. federal trademark for COFFEE BOOST (registration number 86078301);

We consider our trademarks and trade secrets to be of considerable value and importance to our business.

Research and Development

The Company’s Research and Development (R&D) consisted of formulating the LEVEL 5™ product line including: RISE™, COFFEE BOOST™, CURVES, FLEX and ARMOR. The Company spent $-0- in the fiscal year ending July 31, 2013 and $-0- in the fiscal year ended July 31, 2012 in R&D activities. The R&D for LEVEL 5™ is the only R&D activities since the Company’s inception. The Company anticipates spending $100,000 in R&D activities over the next two fiscal years. The Company spent $38,360 on management and consulting fees activities for this product line. These fees have been recorded as selling, general, and administrative fees.

Renewable Energy Business Overview

As of September 23, 2013, we have completely discontinued operations of our Renewable Energy line of business. We continue to own royalty interests in two (2) renewable energy project(s) and an earned net revenue interest in one (1) renewable energy project(s); however, all operational control has been returned to the originating companies for all three (3) projects.

The projects that we have interests in are two (2) Hydro-Electric Projects and one (1) Wind Project in various parts of Honduras (collectively the “Projects”). Both of the Hydro-Electric projects are classified as run-of-the-river projects (not conventional retention dams). The Chiligatoro Hydro-Electric Project, is in the final permitting stage of development, and the Iscan Hydro-Electric Project is currently in the early feasibility stage of development. The wind project, Sayab Wind Project, is also in the early feasibility stage of development.

Effective May, 2013, we have a six percent (6%) royalty interest in the Sayab Wind Project after the Project is completed by Energia Renovable Hondurenas, S.A. (ERSHA) or his assigns. We also have a have a ten percent (10%) royalty interest in the Iscan Hydro-Electric Project after the Project is completed by ENERCOSA or his assigns. Both Projects are actively completing the Socialization and Feasibility stages of development.

On September 23, 2013, we entered into a Return of Asset Agreement with ROTA Inversiones, S.A. (“ROTA”) to return ninety-five percent (95%) of the Chiligatoro Hydro-Electric Project back to the originating company in exchange for our earned interest in the Project, estimated at five percent (5%) for credit of the monies spent by Minerco to develop the Project. The Chiligatoro Hydro-Electric Project is in the final permitting stage of development and is expected to receive final approval in 2014.

The feasibility stage of development is the stage of development where the preliminary permits are obtained, measurement of the water flow for hydro-electric projects or wind and weather patterns for wind projects are observed, and final project size are determined. See Managements’ Discussion and Analysis. However, there can be no assurance that the owners of these projects will successfully develop or complete the projects or that we will receive a royalty or revenue interests from the Projects.

To the date hereof, the Projects have not completed construction; and therefore, we have not received any revenue from the projects. There can be no assurance given that the projects will be completed in a timely manner, if at all. Since we only have royalty or “earned” interests, we will require very minimal funds to maintain our ownership interests, estimated at $20,000 in the aggregate. Additionally, even if the Projects complete development, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us. As of July 31, 2012, these assets were impaired due to inactivity; however, we are advised that the Projects are still actively pursuing obtaining necessary permits and negotiating contracts including the Feasibility Permits, Power Purchase Agreements, Congressional Approval, Equity Partner Financing and Senior Debt Financing.

Renewable Energy Projects

Chiligatoro Hydro-Electric Project

On September 23, 2013, we entered into a Return of Asset Agreement with ROTA Inversiones, S.A. (“ROTA”) to return ninety-five percent (95%) of the Chiligatoro Hydro-Electric Project back to the originating company in exchange for our earned interest in the Project, estimated at five percent (5%) for credit of the monies spent by Minerco to develop the Project. We have been informed that the Chiligatoro Hydro-Electric Project is in the final permitting stage of development and is expected to receive final approval in 2014.

On May 27, 2010, we acquired 100% of the 6 mega-watt per hour (MWh) Chiligatoro Hydro-Electric Project (“Chiligatoro”) in Intibuca, Honduras. This project is classified as a run-of-the-river project (not a conventional retention dam) and is currently in the final permitting stage of development. To date, the construction of Chiligatoro has not started, and we have not received any revenues from the project. There is no assurance that Chiligatoro will be completed in a timely manner, if at all. Additionally, if Chiligatoro is completed, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us.

Chiligatoro has received approval from the National Energy Commission, signed a 30 Year Operations Contract with SERNA and is currently negotiating its Power Purchase Agreement (PPA) with ENEE. Chiligatoro is awaiting final approval from the Honduran National Congress. This Congressional Approval acts as a “defacto” guarantee. This approval makes Chiligatoro’s Power Purchase Contracts a recorded law in the Honduran National Congress. Final approval and start of construction is anticipated in 2014.

We acquired the rights to Chiligatoro from ROTA INVERSIONES S.DE R.L. (“ROTA”), a corporation formed under the laws of Honduras, pursuant to the terms of an acquisition agreement we entered into with ROTA on May 27, 2010. As of the date hereof, 13,500,000 shares have been issued to ROTA in accordance with the terms of the agreement.

Iscan Hydro-Electric Project

On May 28, 2013, we entered into a Return of Asset Agreement with ENERCOSA to return one hundred percent (100%) of the Iscan Hydro-electric Project to the originating company in exchange for ten percent (10%) royalty interest after the Project is completed by ENERCOSA or his assigns. We have been informed that the Iscan Project is actively completing the Socialization and Feasibility stages of development.

On January 5, 2011, we acquired 100% of the 4 mega-watt per hour (MWh) Iscan Hydro-Electric Project (“Iscan”) in Olancho, Honduras. This project is classified as a run-of-the-river project (not a conventional retention dam) and is currently in the feasibility stage of development. To date, construction of Iscan has not started, and we have not received any revenues from the project. There is no assurance that Iscan will be completed in a timely manner, if at all. Additionally, if the Iscan project is completed, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us.

We acquired the rights to Iscan from Energetica de Occidente S.A. de C.V. (“ENERCOSA”), a corporation formed under the laws of Honduras, pursuant to the terms of an acquisition agreement we entered into with the Iscan Seller on January 5, 2011. We paid ENERCOSA a total of 1,500,000 shares of common stock foregoing.

Sayab Wind Project

On May 25, 2013, we entered into a Return of Asset Agreement with Energia Renovable Hondurenas S.A. (EHRSA) to return one hundred percent (100%) of the Sayab Wind Project to the originating company in exchange for six percent (6%) royalty interest after the Project is completed by EHRSA or his assigns. We have been informed that the Sayab Project is actively completing the Socialization and Feasibility stages of development.

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

We acquired the rights to Sayab from Energia Renovable Hondurenas S.A., a corporation formed under the laws of Honduras (the “Sayab Seller”), pursuant to the terms of an acquisition agreement we entered into with the Sayab Seller on January 18, 2011. We paid the Sayab Seller a total of 1,500,000 shares of common stock.

Clean, Renewable Energy Projects in Central America (Honduras)

We believe that there is market opportunity in renewable energy projects in Central America, specifically Honduras; however, we have been unable to capitalize on those opportunities due to a lack of financing, Due to growing concerns of energy security and climate change, the Central American Region has widely adopted a shift toward Clean, Renewable Energy generation. In 1998, Decrees No. 85-98 and 267-98 were passed into Honduran law to promote the development of renewable energy-generating plants. The decrees include tax breaks to developers and a secure buyer for energy at prices equivalent to the system’s short-term marginal cost. The national integrated utility ENEE, which is the default buyer, must pay a premium (10 percent of the same short-run marginal cost) for the electricity generated when the installed capacity is below 50 MW. This framework has facilitated the negotiation of about 30 public/private partnerships with ENEE for small renewable energy plants. In addition, Decree No. 85-98 also establishes tax exemptions in favor of developers including import and sales taxes on equipment and a five-year income tax holiday.. Most countries rely on fossil fuels for the majority of power generation. Very few countries in the region have native fossil fuel resources and spend huge portions of their budgets on “dirty” energy generation. However, they do have the natural resources for “clean” renewable, sustainable energy creation. In fact, these renewable natural resources are abundant, but they are underdeveloped and largely unexploited. In order to encourage and stimulate renewable energy investment and development in Central America the major markets have introduced or adopted additional regulatory and fiscal incentives. In addition, many countries have introduced measures to limit carbon emissions, making renewable energy more desirable.

Common Stock

Our common stock is quoted on the OTCQB under the symbol “MINE.” On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares. On February 13, 2012, the Company effected a 150 for 1 reverse stock split, decreasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares. On May 13, 2013, we effectuated an increase in our authorized shares of common stock from 1,175,000 to 2,500,000,000. All share amounts throughout this annual report have been retroactively adjusted for all periods to reflect this stock split.

Funding

To date, we have met our financing needs through private sale of shares of our common stock and other equity securities and loans from investors. With the launch of our LEVEL 5™ product line, we anticipate to start generating revenues this year; however, we are not guaranteed that our revenue from sales will be sufficient to meet our ongoing expansion; and, therefore we will need additional financing.

Employees

As of July 31, 2013, we had 1 full time employee. We currently expect to hire approximately 5 employees and/or consultants over the next 12 months providing that we have adequate funding to do so, which will cause us to incur additional costs.

Property

Our principal office is located at 20 Trafalgar Square, Suite 455, Nashua, NH 03063. This space consists of approximately 150 square feet. We are currently in a month to month lease for the property. We believe these facilities are adequate to serve our present corporate needs.

Our Brand Management Agreement with Power Brands, LLC provides us office space, at 16501 Sherman Way, #215, Van Nuys, CA 91406, which we utilize when necessary.

Inventory

As of October 31, 2013, our remaining inventory of products, produced in August, 2013, is estimated to be 408 cases (4,896 units) of RISE™ and 432 cases (5,184 units) of COFFEE BOOST™.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. PROPERTIES.

The Company is currently in a month to month lease with CEO Nashua, Inc. for 150 square feet of executive office suite in Nashua, New Hampshire for a rental payment of $150.00 per month during the term.

Our Brand Management Agreement with Power Brands, LLC provides us office space, at no additional cost located at 16501 Sherman Way, #215, Van Nuys, CA 91406, which we utilize when necessary.

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

Fiscal Year
2013	High Bid	Low Bid
Fourth Quarter: 5/1/13 to 7/31/13	$0.0006	$0.0034
Third Quarter: 2/1/13 to 4/30/13	$0.0008	$0.0029
Second Quarter: 11/1/12 to 1/31/13	$0.0011	$0.007
First Quarter: 8/1/12 to 10/31/12	$0.0006	$0.0084

Fiscal Year
2012	High Bid	Low Bid
Fourth Quarter: 5/1/12 to 7/31/12	$0.01	$0.001
Third Quarter: 2/1/12 to 4/30/12	$0.09	$0.0082
Second Quarter: 11/1/11 to 1/31/12	$0.1349	$0.015
First Quarter: 8/1/11 to 10/31/11	$0.5547	$0.03

Holders

On November 11, 2013, we had approximately 142 shareholders of record of our common stock.

Dividends

As of November 11, 2013, we had not paid any dividends on shares of our common stock and we do not expect to declare any or pay any dividends on shares of our common stock in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

Set forth below are the sales of unregistered securities during the past year that were not previously reported.

On March 7, 2013 we issued one convertible promissory note in the principal amount of $15,500 that bears interest at a rate of 8% per annum at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion. The issuance of the note was exempt from registration under Section 4(a) (2) of the Securities Act. No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering. As of August 30, 2013, this note has a zero balance and is closed.

From March 12, 2013 through April 11, 2013, we issued an aggregate of 95,695,436 common shares in six (6) transactions upon conversions of a convertible promissory note dated August 9, 2011. These shares of common stock were issued in reliance on Section 3(a)(9) of the Act. As of April 11, 2013, this note has a zero balance and is closed.

From April 11, 2013 through April 23, 2013, we issued an aggregate of 118,125,000 common shares in four (4) transactions upon conversion of a convertible promissory note dated September 27, 2011. These shares of common stock were issued in reliance on Section 3(a)(9) of the Act. As of April 23, 2013, this note has a zero balance and is closed.

On April 29, 2013, we issued 47,840,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated June 18, 2012. These shares of common stock were issued in reliance on Section 3(a)(9) of the Act. As of April 29, 2013, this note has a zero balance and is closed.

On May 14, 2013 we issued one convertible promissory note in the principal amount of $47,500 that bears interest at a rate of 8% per annum at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion. The issuance of the note was exempt from registration under Section 4(a) (2) of the Securities Act. No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering. As of November 1, 2013, this note has a zero balance and is closed.

From May 16, 2013 through May 20, 2013, we issued an aggregate of 71,500,000 common shares in two (2) transactions upon conversion of a convertible promissory note dated November 11, 2012. These shares of common stock were issued in reliance on Section 3(a)(9) of the Act. As of May 20, 2013, this note has a zero balance and is closed.

From May 19, 2013 through June 3, 2013, we issued an aggregate of 122,400,000 common shares in two (2) transactions upon conversion of a convertible promissory note dated October 12, 2010 and restated on August 13, 2012. These shares of common stock were issued in reliance on Section 3(a)(9) of the Act. As of June 3, 2013, this note has a zero balance and is closed.

From May 30, 2013 through July 19, 2013, we issued an aggregate of 126,303,333 common shares in four (4) transactions upon conversion of a convertible promissory note dated August 6, 2011. These shares of common stock were issued in reliance on Section 3(a)(9) of the Act. As of July 19, 2013, this note has a zero balance and is closed.

On May 31, 2013 we issued one convertible promissory note in the principal amount of $25,000 that bears default interest at a rate of 10% per annum at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 10 trading days before conversion. The issuance of the note was exempt from registration under Section 4(a) (2) of the Securities Act. No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On June 5, 2013, we issued 14,400,000 common shares pursuant to a convertible promissory note dated October 12, 2010 and restated on September 1, 2011. These shares of common stock were issued in reliance on Section 3(a)(9) of the Act. As of June 5, 2013, this note has a zero balance and is closed.

On June 5, 2013, we issued 20,800,000 common shares pursuant to a convertible promissory note dated October 12, 2010 and restated on September 1, 2011. These shares of common stock were issued in reliance on Section 3(a)(9) of the Act. As of June 5, 2013, this note has a zero balance and is closed.

On June 18, 2013, we issued 15,000,000 common shares pursuant to a consulting agreement dated February 21, 2013. These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On June 21, 2013, we issued 57,777,778 common shares pursuant to a convertible promissory note dated December 11, 2012. These shares of common stock were issued in reliance on Section 3(a)(9) of the Act. As of June 21, 2013, this note has a zero balance and is closed.

On July 1, 2013 we issued one convertible promissory note in the principal amount of $25,000 that bears interest at a rate of 8% per annum at a variable conversion price of the lower of $0.001 or 50% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion. The issuance of the note was exempt from registration under Section 4(a) (2) of the Securities Act. No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

From July 19, 2013 through October 22, 2013, we issued an aggregate of 199,000,000 common shares in six (6) transactions upon conversion of a convertible promissory note dated November 6, 2011. These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On July 19, 2013 we issued one convertible promissory note in the principal amount of $60,000 that bears interest at a rate of 8% per annum at a variable conversion price of the lower of $0.0015 or 50% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion. The issuance of the note was exempt from registration under Section 4(a) (2) of the Securities Act. No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On July 30, 2013 we issued one convertible promissory note in the principal amount of $52,000 that bears interest at a rate of 8% per annum at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion. The issuance of the note was exempt from registration under Section 4 (a) (2) of the Securities Act. No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On July 31, 2013 we issued one convertible promissory note in the principal amount of $75,000 that bears interest at a rate of 6% per annum at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 10 trading days before conversion. The issuance of the note was exempt from registration under Section 4 (a) (2) of the Securities Act. No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

From August 6, 2013 through October 1, 2013, we issued an aggregate of 144,080,133 common shares in three (3) transactions upon conversion of a convertible promissory note dated February 1, 2013. These shares of common stock were issued in reliance on Section 3(a)(9) of the Act. As of October 1, 2013, this note has a zero balance and is closed.

On August 22, 2013 and October 3, 2013, we issued an aggregate of 15,000,000 common shares pursuant to a consulting agreement dated January 10, 2013. The issuance of the shares was exempt from registration under Section 4 (a) (2) of the Securities Act. No underwriter was involved in the offer of sale of the note. The issuance of the shares did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a) (2) since it agreed to, and received, securities bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering.

On August 27, 2013 we issued one convertible promissory note in the principal amount of $52,000 that bears interest at a rate of 8% per annum at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion. The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act. No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On September 27, 2013 we issued one convertible promissory note in the principal amount of $25,000 that bears interest at a rate of 8% per annum at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 5 trading days before conversion. The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act. No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On October 1, 2013 we issued one convertible promissory note in the principal amount of $35,000 that bears interest at a rate of 8% per annum at a variable conversion price of the lower of $.0040 or 50% of the market price calculated based on the lowest day during the preceding 5 trading days before conversion. The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act. No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On October 16, 2013 we issued one convertible promissory note in the principal amount of $52,000 that bears interest at a rate of 8% per annum at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion. The issuance of the note was exempt from registration under Section 4 (a) (2) of the Securities Act. No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Business Overview

Minerco Resources, Inc. was incorporated as a Nevada company on June 21, 2007 and our only two subsidiaries are Level 5 and Minerco Honduras S.A. From our inception in June 2007 through May 27, 2010, we were engaged in the acquisition of interests and leases in oil and natural gas properties. In May 2010, we changed the focus of our business to the development, production and provision of clean, renewable energy solutions in Central America. On October 16, 2012, we added a functional specialty beverage retailer, Level 5 Beverage Company, Inc., that is developed and sold under the LEVEL 5™ brand umbrella as an additional line of business, which has become our primary focus. As of September 20, 2013, we completely discontinued operations of our Renewable Energy line of business. We continue to own royalty interests in two (2) renewable energy project(s) and an earned net revenue interest in one (1) renewable energy project; however, all operational control for all three (3) projects has been returned to the originating companies.

Specialty Beverage Business

In September, 2012, we started Level 5 Beverage Company, Inc. (“Level 5”), a functional specialty beverage retailer, to develop, brand and sell a line of functional beverage products. The LEVEL 5™ product line is a portfolio of highly functional, all-natural, reduced calorie 2.5 oz. “shots.” Level 5 currently has developed five products, RISE™, COFFEE BOOST™ ,CURVES, ARMOR and FLEX , two of which (RISE™ and COFFEE BOOST™), are available for sale in over 250 stores in Southern California and Arizona and are also available for sale via the internet on Amazon.com.

The LEVEL 5™ product line features eight (8) distinct varieties, each with a unique flavor profile aimed at addressing a specific targeted result. LEVEL 5™ is positioned as a lifestyle brand, with a delicious and convenient easy-to-drink shot format. The LEVEL 5™ product line features five (5) distinct varieties, each with a unique flavor profile aimed at addressing a specific targeted result: (diet and weight loss, wellness and energy). RISE™ and COFFEE BOOST™ are part of our energy line. CURVES falls under the woman’s health and weight loss category, FLEX is a workout supplement and ARMOR is a wellness product that is a blend of herbs, minerals and vitamins.

•	RISETM (Energy Supplement)

•	COFFEE BOOSTTM (Energy Supplement)

•	CURVES (Women’s Supplement)

•	ARMOR (Immunity Supplement)

•	FLEX (Workout Supplement)

We first placed our LEVEL 5™ products, RISE™ and COFFEE BOOST™, in retail stores on September 16, 2013. As of October 31, 2013, Level 5 has retail listings of over 250 stores and online listing through Amazon.com. To date, Level 5 has depleted 784 cases (9,408 individual bottles) of LEVEL 5™ products.

As of July 31, 2013, we had not generated any revenue since inception, and during the twelve months ended July 31, 2013, we had an accumulated deficit of $7,819,243, a stockholder’s deficit of $2,240,933 and a net loss of $547,403. There is substantial doubt regarding our ability to continue as a going concern. Our operations are dependent upon our ability to: (1) generate sales, revenue and profit from our Level 5 products; (2) obtain necessary financing; and (3) effectively manage costs and/or attain profitable operations. As such, the report of our independent certified auditor for the year ended July 31, 2013 is qualified subject to substantial doubt as to our ability to continue as a going concern.

On March 30, 2010, we effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares. On February 13, 2012, the Company effected a 150 for 1 reverse stock split, increasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares. All share amounts throughout this Annual Report have been retroactively adjusted for all periods to reflect this stock split. On May 13, 2013, we effectuated an increase in our authorized shares of common stock from 1,175,000 to 2,500,000,000.

Renewable Energy Projects

As of September 20, 2013, we completely discontinued operations of our Renewable Energy line of business. We continue to own royalty interests in two (2) renewable energy project(s) and an earned net revenue interest in one (1) renewable energy project(s); however, all operational control has been returned to the originating companies for all three (3) projects.

We currently have non-operating interests in two (2) Hydro-Electric Projects and one (1) Wind Project in various parts of Honduras (collectively the “Projects”). Both of the Hydro-Electric projects are classified as run-of-the-river projects (not conventional retention dams). The Chiligatoro Hydro-Electric Project, is in the final permitting stage of development, and the Iscan Hydro-Electric Project is currently in the early feasibility stage of development. The wind project, Sayab Wind Project, is also in the early feasibility stage of development.

To date, the Projects have not completed construction; and therefore, we have not received any revenue from any of the projects. There can be no assurance given that these projects will be completed in a timely manner, if at all. We have returned operational control of all three Projects, so we will rely on the operators of the Projects to complete development and construction of the Projects. Additionally, even if construction of the projects is completed, there is no guarantee that they will be successfully used to create electricity or that will generate a consistent revenue stream for us.

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

Principles of Consolidation

We consolidate all entities that we control by ownership of a majority voting interest. Currently, we have two subsidiaries: Minerco Honduras S.A. in which we own one hundred percent (100%) interest and Level 5 Beverage Company, Inc., which we own seventy and three-tenths percent (70.3%) interest.

Uncertainties

We are a development stage company that has only recently begun operations. We have not generated any revenues from our business activities, but we do expect to generate revenues from our Beverage Business this fiscal year. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. To finance our operations, we have completed several rounds of financing and raised $904,264 through private placements of our common stock and debt financing.

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

Results of Operations

Our results of operations are presented below:

	Year Ended July 31, 2013	Year Ended July 31, 2012	Period from June 21, 2007 (Date of Inception) to July 31, 2013
Loan Recovery	$-	$-	$(13,000)
Impairment of Note Receivable	-	-	32,700
General and Administrative Expenses	368,002	1,541,645	3,052,503
Chiligatoro Operating Expenses	-	-	61,000
Interest Expense	41,349	10,517	55,342
Accretion of discount on convertible debt	641,159	422,155	1,105,503
Gain (Loss) on derivative liability	503,107	3,255,018	2,813,570
Gain on Settlement of debt	-	-	(14,935)
Impairment of Intangibles		715,500	715,500
Loss on conversion	-	11,033	11,033
Net Income (Loss)	$(547,403)	$(5,955,868)	$(7,819,243)
Net Loss per Share –Basic and Diluted	$(0.00)	$(0.14	N/A
Weighted Average Shares Outstanding	413,802,302	37,029,068	N/A

Results of Operations for the Twelve Months Ended July 31, 2013 compared to the Twelve Months Ended July 31, 2012

During the twelve months ended July 31, 2013, we incurred a net loss of $547,403, compared to a net loss of $5,955,868 during the same period in fiscal 2012. Our net loss per share decreased to a loss of $0.00 per share compared to a loss of $0.14 in the same period in fiscal 2012 primarily to net gain on derivative liability. The increase in our gain loss during the twelve months ended July 31, 2013 was primarily due to increased gain on derivative liabilities and decrease in general and administrative expenses and decrease in stock compensation, due to only having one Executive Officer.

Our total operating expenses for the twelve months ended July 31, 2013 were $1,009,161 compared to operating expenses of $1,963,800 during the same period in fiscal 2012. Our total operating expenses during the twelve months ended July 31, 2013 consisted of $45,250 in compensation expense, $118,500 in consulting fees, $90,960 in professional fees, $641,159 in accretion expense, $113,292 in general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to July 31, 2013

From our inception on June 21, 2007 to July 31, 2013 we did not generate any revenues and we incurred a net loss of $7,819,243. We may not generate significant revenues from our interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project or Sayab Wind Project or any other properties in which we acquire an interest or our beverage line of business, and we anticipate that we will incur substantial losses for the foreseeable future. Also, we may not generate significant revenues from our interest in Level 5 Beverages.

Our total operating expenses from our inception on June 21, 2007 to July 31, 2013 were $4,158,033, consisting of compensation expense of $1,969,497, $418,100 in consulting expense, $261,531 in professional fees, $1,105,530 in accretion expense, general and administrative expenses equal to $357,864. We have not incurred any foreign exchange losses, management fees, rent expenses or other operating expenses since our inception.

Our general and administrative expenses consist of transfer agent fees, and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to July 31, 2013 we also received $13,000 in the form of proceeds from loan recovery and incurred $32,700 in expenses related to the impairment of a note receivable.

Liquidity and Capital Resources

As of July 31, 2013, we had $124,710 in cash, $915 in prepaids, and $139,625 in total assets, $2,380,558 in total liabilities and a working capital deficit of $2,255,933. Our accumulated deficit from our inception on June 21, 2007 to July 31, 2013 is $7,819,243 and was funded primarily through equity and debt financing.

We are dependent on funds raised through our equity and debt financing, and since our inception on June 21, 2007, we have raised gross proceeds of $90,514 in cash from the sale of our common stock, $887,750 in proceeds from loans, and $51,018 from advances from related parties.

From our inception on June 21, 2007 to July 31, 2013 we spent net cash of $829,524 on operating activities. During the twelve months ended July 31, 2013 we spent net cash of $273,810 on operating activities, compared to net cash spending of 75,745 on operating activities during the same period in fiscal 2012. The expenditures on operating activities for the twelve months ended July 31, 2013 increased primarily due to a gain on derivative offset by an increase in accretion discount and decrease in share based compensation.

From our inception on June 21, 2007 to July 31, 2013 we spent net cash of $25,000 on investing activities, all of which was in the form of a loan to a third party. We did spend net cash of $15,000 on investing product development activities during the twelve months ended July 31, 2013. We did not spend net cash on investing activities during the same period in fiscal 2012.The increase was primarily due to product development.

From our inception on June 21, 2007 to July 31, 2013 we received net cash of $978,234 from financing activities, of which $90,514 were proceeds from the issuance of our common stock and $887,750 were proceeds from loans and $51,018 from advances from related parties. During the twelve months ended July 31, 2013 we did receive $412,520 net cash from financing activities, compared to net cash received of $75,595 during the same period in fiscal 2012. The increase in receipts from financing activities for the twelve months ended July 31, 2013 was primarily due to an increase in proceeds from loans.

During the twelve months ended July 31, 2013 our monthly cash requirements to fund our operating activities was approximately $232,117. Our cash on hand of $124,710, as of July 31, 2013, will allow us to continue to operate until we receive Level 5 revenue proceeds and additional financings. We estimate our planned expenses for the next 24 months (beginning November, 2013) to be approximately $5,200,000, as summarized in the tables below.

Expense Overview
Description
Renewable Energy	Fiscal Year 2014 ($)	Fiscal Year 2015 ($)	Total
General and Administrative Expenses	10,000	10,000	20,000
Renewable Energy Total	10,000	10,000	20,000

Beverage
Advertising	100,000	250,000	350,000
Warehouse & Delivery	15,000	200,000	215,000
Insurance	15,000	15,000	30,000
Inventory Purchases / Production	250,000	1,600,000	1,850,000
Consulting Services	150,000	150,000	300,000
Retail incentive	20,000	100,000	120,000
Sales incentive	15,000	100,000	115,000
Sales Representative Payroll	120,000	240,000	360,000
Payroll Taxes	18,000	36,000	54,000
Rent or Lease	12,000	24,000	36,000
Filling Equipment Lease	0	25,000	25,000
Sales Commission	10,000	85,000	95,000
Research & Development	50,000	75,000	125,000
POS material	30,000	150,000	180,000
Taxes & Licenses	20,000	50,000	70,000
Utilities & Telephone	6,000	7,500	13,500
Sampling	50,000	100,000	150,000
Accounting & Legal fees	50,000	90,000	140,000
General and Administrative Expenses	180,000	360,000	540,000

Contingencies (10%)	111,100	365,800	476,900
Beverage Total	1,222,100	4,023,300	5,245,400

Grand Total (All Business Lines)	1,232,100	4,033,300	5,265,400

Our general and administrative expenses for the year will consist primarily of salaries, transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $1,200,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require or derive less than the anticipated amount of revenue from operations, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate incurring losses until the Level 5 Business creates significant, sustainable sales and revenues. Although we maintain non-operating interests in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project and Sayab Wind Project, there is no assurance that revenues will be received from these interests or that the operators will construct the projects or that we will be paid our proportionate interests by the operator. Meanwhile, Level 5 has started generating revenues for the company; however, there can be no assurances that enough sales or revenues will be received to support our capital needs.

Future Financings

Our financial statements for the year ended July 31, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of July 31, 2013, we have not generated any revenues, have achieved losses since inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project or Sayab Wind Project, or from any of the hydro-electric projects in which we acquire an interest. As a new competitor in the beverage line of business, there can be no assurance we will generate any revenue from the sale of any such products and our future cash needs vary from those estimated. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities. In addition, we require funds to meet our current operating needs and to repay certain demand note obligations and other convertible debt obligations that will mature shortly.

We had $124,710 in cash as of July 31, 2013 and approximately $85,500 in cash on October 31, 2013. We intend to raise the balance of our cash requirements for the next 12 months from revenues received from Level 5, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash. Although we have an equity line with Centurion Private Equity, LLC, we have been unable to derive any financing from the equity line due to our inability to meet the volume conditions necessary to initiate a put under such equity line. There can be no assurance that we will ever meet such conditions or therefore ever be able to utilize the equity line.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts spent on our acquisition and development activities and our general and administrative expenses so as not to exceed the amount of capital resources that are available to us. Specifically, we anticipate deferring development, expansion and certain acquisitions pending the receipt of additional financing. Still, if we do not secure additional financing, our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations and for the next 12 months, even if the Company does decide to scale back our operations.

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as of July 31, 2013 and October 31, 2013:

Bridge Notes Payable
	Original Amount	Balance on 7/31/2013	Remaining Balance on 10/31/2013	Date of Issuance	Maturity Date	Features
Convertible Promissory Note	27,000	25,075	10,675	11/6/2011	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	583,300	353,679	353,679	7/23/2012	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days. * Affiliate
Convertible Promissory Note	100,000	102,660	102,660	3/22/2013	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days. ** Assigned and restated on 3/22/2013 from $583,300 Note, dated 7/23/2012
Convertible Promissory Note	100,000	102,660	102,660	3/22/2013	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days. ** Assigned and restated on 3/22/2013 from $583,300 Note, dated 7/23/2012
Convertible Promissory Note	56,000	31,500	0	2/1/2013	7/31/2013	5% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 5 days
Convertible Promissory Note	42,500	42,500	0	2/4/2013	2/4/2013	8% interest rate converts at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	15,500	15,500	0	3/7/2013	3/7/2013	8% interest rate converts at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	47,500	47,500	0	5/14/2013	2/14/2014	8% interest rate converts at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	27,000	27,000	27,000	5/30/2013	11/26/2013	8% interest rate converts at a variable conversion price of 45% of the market based on the lowest day during the preceding 20 days
Convertible Promissory Note	25,000	25,000	25,000	5/31/2013	11/27/2013	10% default interest rate converts at a variable conversion price 50% of market based on the lowest day during the preceding 10 days
Convertible Promissory Note	25,000	25,000	25,000	7/1/2013	12/28/2013	8% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 20 days
Convertible Promissory Note	60,000	60,000	26,990	7/19/2013	4/15/2014	8% interest rate converts at the lower of $0.0015 or 50% of market based on the lowest day during the preceding 20 days
Convertible Promissory Note	52,000	52,000	52,000	7/30/2013	1/26/2014	8% interest rate converts at a variable conversion price of 45% of the market based on the lowest day during the preceding 20 days
Convertible Promissory Note	75,000	75,000	75,000	7/31/2013	1/27/2014	6% interest rate converts at a variable conversion price of 50% of the market based on the lowest day during the preceding 10 days
Convertible Promissory Note	52,000	0	52,000	8/27/2013	2/23/2014	8% interest rate converts at 55% of market based on the lowest day during the preceding 20 days
Convertible Promissory Note	25,000	0	25,000	9/27/2013	3/26/2014	8% interest rate converts at 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	35,000	0	35,000	10/1/2013	3/30/2014	8% interest rate converts at the lower of $.0040 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	52,000	0	52,000	10/16/2013	4/14/2014	8% interest rate converts at 55% of market based on the lowest day during the preceding 20 days

*Note held by our current Chairman of the Board of Directors

**Assigned and restated from $583,300 Note, dated 7/23/2012

Outstanding Notes

As of July 31, 2013, our obligations under outstanding notes totaled an aggregate principal amount of 985,074 ($964,664 as of October 31, 2013). Of such amount $454,386 is due on demand, $27,000 is due November 26, 2013, $25,000 is due November 27, 2013, $25,164 is due December 28, 2013, $60,000 is due April 15, 2014, $52,000 is due January 26, 2014 and $75,000 is due January 27, 2014. Subsequent obligations include: $52,000 is due February 23, 2014, $25,000 is due March 26, 2014, $35,000 is due March 30, 2014 and $52,000 is due April 14, 2014. We currently do not have sufficient funds to all of the past due or future notes.

As of October 31, 2013, our obligations under outstanding notes totaled an aggregate principal amount of $873,529.

On June 6, 2011 and November 6, 2011, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $36,000 and $27,000, respectively. The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion. The June Convertible Promissory Note was due on December 6, 2011 and on June 24, 2013 we repaid all amounts due under such note. The November Convertible Promissory Note was due on May 6, 2012 and has $11,646 in principal remaining.

On July 23, 2012, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer for $588,299. The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion. The Convertible Promissory Notes are due on demand. On March 22, 2013, $200,000 of the note was purchased by, assigned to and restated for unrelated third parties: $100,000 to MSF International, Inc. and $100,000 to FTB Enterprises, Inc.

On each of February 1, 2013, July 1, 2013 and July 19, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Braeden Storm Enterprises, Inc. for $56,00, $25,000 and $60,000 respectively. The February convertible note carried a 5% rate of interest and was convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion On October 1, 2013, we repaid the remaining outstanding balance on the February convertible note. The July 1st convertible note carries an 8% rate of interest and the Note is convertible into common stock at the lower of $0.001 or 50% of the market price which shall be calculated as the lowest day during the preceding 20 days before conversion. The July 19th convertible note carries an 8% rate of interest and the Note is convertible into common stock at the lower of $0.0015 or 50% of the market price which shall be calculated as the lowest day during the preceding 20 days before conversion.

On each of February 4, 2013, March 7, 2013 and May 14, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises for $42,500, $15,500 and $47,500 respectively. The convertible notes carries an 8% rate of interest and the Notes were convertible into common stock at a variable conversion price of 45% of the market price which shall be calculated as the average of the lowest days during the preceding 20 days before conversion. On August 1, 2013, August 27, 2014 and November 1, 2013, we repaid the remaining outstanding balance on the February, March and May convertible notes, respectively.

On May 30, 2013 and July 30, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with LG Capital Funding, LLC for $27,000 and $52,000, respectively. The convertible notes carry an 8% rate of interest and the Notes were convertible into common stock at a variable conversion price of 45% of the market price which shall be calculated as the average of the lowest days during the preceding 20 days before conversion.

On May 31, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with JSJ Investments Inc. for $25,000. The convertible notes carries a 10% default rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the average of the lowest days during the preceding 10 days before conversion.

On July 31, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with LOMA Management Partners, LLC for $75,000. The convertible note carries a 6% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 10 days before conversion.

On August 27, 2013 and October 16, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with LG Capital Funding, LLC for $52,000 and $52,000, respectively. The convertible notes carry an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 45% of the market price which shall be calculated as the lowest day during the preceding 10 days before conversion.

On September 27, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Ann Powers for $25,000. The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.

On October 1, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Braeden Storm Enterprises, Inc. for $35,000. The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of the lower of $.0040 or 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.

Product Research and Development

The Company’s Research and Development (R&D) consisted of formulating the LEVEL 5™ product line including: RISE™, COFFEE BOOST™, CURVES, FLEX and ARMOR. The Company spent $-0- in the fiscal year ending July 31, 2013 and $-0- in the fiscal year ended July 31, 2012 in R&D activities. The R&D for LEVEL 5™ is the only R&D activities since the Company’s inception. The Company anticipates spending $100,000 in R&D activities over the next two fiscal years. The Company spent $38,360 on management and consulting fees activities for this product line. These fees have been recorded as selling, general, and administrative fees.

Acquisition of Plants and Equipment and Other Assets

The Company does not anticipate selling or acquiring any material properties, plants or equipment during the next 12 months.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Minerco Resources, Inc.
(A Development Stage Company)
Nashua, New Hampshire

We have audited the accompanying consolidated balance sheets of Minerco Resources, Inc. and its subsidiaries (a development stage company) (collectively the “Company”), as of July 31, 2013 and 2012 and the related consolidated statement of expenses, stockholders’ equity (deficit), and cash flows for the years ended July 31, 2013 and July 31, 2012, and the period from June 21, 2007 (inception) to July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minerco Resources, Inc. and its subsidiaries, as of July 31, 2013 and 2012 and the results of their operations, their cash flows for years ended July 31, 2013, and July 31, 2012, and the period from June 21, 2007 (inception) to July 31, 2013 in conformity with accounting principles generally accepted in the United States.

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

/s/ MALONE & BAILEY LLP
www.malonebailey.com
Houston, Texas

November 13, 2013

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	July 31,	July 31,
	2013	2012

ASSETS

Current Assets:
Cash	$123,710	$-
Prepaid expenses	915	-
Total Current Assets	124,625	-
Product Development	15,000	-
Total Assets	$139,625	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$134,219	$93,142
Amounts payable to related parties	22,519	-
Convertible debt to related parties, net unamortized discount $-0- and $562,721	558,999	172,778
Convertible debt, net unamortized discount $298,764 and $9,702	127,311	138,108
Derivative liabilities	1,537,510	3,089,498
Total Current Liabilities	2,380,558	3,493,526

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 15,000,000 and 10,000,000 issued and outstanding, respectively	15,000	10,000

Common stock, $0.001 par value, 2,500,000,000 shares authorized, 1,185,426,462 and 87,051,824 shares issued and outstanding, respectively	1,185,426	87,052

Additional paid-in capital	4,377,884	3,681,262
Deficit accumulated during the exploration stage	(7,819,243)	(7,271,840)
Total Stockholders’ Deficit	(2,240,933)	(3,493,526)

Total Liabilities and Stockholders’ Deficit	$139,625	$-

The accompanying notes are an integral part of these audited consolidated financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

			Period from
			June 21, 2007
			(Inception)
	Year ended	Year ended	Through
	July 31,	July 31,	July 31,
	2013	2012	2013

Operating expenses:
General and administrative	$368,002	$1,541,645	$3,052,503
Accretion of discount on convertible debt	641,159	422,155	1,105,530
Total operating expenses	1,009,161	1,963,800	4,158,033

Other Income (Expenses):
Impairment of note receivable	-	-	(32,700)
Interest expense	(41,349)	(10,517)	(55,342)
Loan recovery	-	-	13,000
Loss due to debt conversion	-	(11,033)	(11,033)
Gain on settlement of debt	-	-	14,935
Gain (loss) on change in fair value of derivative liabilities	503,107	(3,255,018)	(2,813,570)
Total other income (expenses)	461,758	(3,276,568)	(2,884,710)

Net loss from continuing operations	(547,403)	(5,240,368)	(7,042,743)
Net loss from discontinued operations	-	(715,500)	(776,500)
Net loss	$(547,403)	$(5,955,868)	$(7,819,243)

Net loss per common share from continuing operations	(0.00)	(0.14)
Net loss per common share from discontinued operations	(0.00)	(0.02)
Net loss Per Share - Basic and Diluted	$(0.00)	$(0.16)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	413,802,302	37,029,068

The accompanying notes are an integral part of these audited consolidated financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from
			June 21, 2007
			(Inception)
	Year ended	Year ended	Through
	July 31,	July 31,	July 31,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss	$(547,403)	$(5,955,868)	$(7,819,243)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/loss on settlement of debt	-	-	(14,935)
(Gain)/ loss on change in fair value of derivatives	(503,107)	3,255,018	2,813,570
Accretion of discount	641,159	422,155	1,105,530
Stock-based compensation	41,750	1,072,510	1,552,624
Impairment of intangibles	-	715,500	715,500
Impairment of notes receivable	-	-	32,700
Changes in operating assets and liabilities:
Prepaid expenses	(915)	-	(915)
Accounts payable and accrued liabilities	47,687	71,923	181,410
Accounts payable to related parties	47,019	343,017	604,235
Net cash used in operating activities	(273,810)	(75,745)	(829,524)

Cash Flows from Investing Activities
Note receivable to third party	-	-	(10,000)
Product development	(15,000)	-	(15,000)
Net cash used in investing activities	(15,000)	-	(25,000)

Cash Flows from Financing Activities
Capital contribution	-	-	1,182
Proceeds for the sale of stock	-	-	90,514
Proceeds from convertible debt	464,750	74,000	887,750
Proceeds from related party debt	-	1,595	51,018
Payments on convertible debt	(22,930)		(22,930)
Payments on related party debt	(29,300)		(29,300)
Net cash provided by financing activities	412,520	75,595	978,234

Net increase (decrease) in cash	123,710	(150)	123,710
Cash at the beginning of period	-	150	-
Cash at end of the period	$123,710	$-	$123,710

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$
Income taxes	-	-

Non-Cash Investing and Financing Activities
Common stock issued for Chiligatoro rights	$-	$-	$715,500
Resolution of derivative liabilities	$1,416,381	$1,264,035	$2,680,416
Conversion of notes and interest into common shares	$320,210	$176,210	$496,420
Reclassification of salary accrual to notes	$-	$588,299	$588,299
Reclassification of accounts payable to notes	$-	$45,000	$45,000
Reclassification of accounts payable to advances	$-	$9,090	$9,090
Conversion of preferred stock to common stock	$-	$50,000	$50,000
Conversion of common stock to preferred stock	$51,860	$-	$51,860
Cancellation of conversion of debt- return of shares	$2,845	$-	$2,845
Common stock issued for note receivable	$-	$-	$20,000
Debt discounts due to derivative liabilities	$367,500	$907,299	$1,423,799
Common stock issued to forgive related party accrual	$24,500	$-	$24,500

The accompanying notes are an integral part of these audited consolidated financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
July 21, 2007 (Inception) through July 31, 2013

						DEFICIT
						ACCUMULATED	TOTAL
					ADDITIONAL	DURING THE	STOCKHOLDERS'
	COMMON STOCK		PREFERRED STOCK		PAID-IN	EXPLORATION	EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)
Balance, June 21, 2007 (Inception)	-	$-	-	$-	$-	$-	$-
Shares issued for cash at $1.80 (reverse split adjusted per share)	2,210,300	2,210	-	-	108,304	-	110,514
Contributed capital	-	-	-	-	1,182	-	1,182
Shares issued for Rights, ROTA (Chiligatoro)	90,000	90	-	-	715,410	-	715,500
Common stock issued for Centurion Equity Line of Credit legal services	133,381	133	-	-	(133)	-	-
Common stock issued for consulting services	273,334	274	-	-	250,726	-	251,000
Common stock issued as sign on bonus	11,667	11	-	-	14,864	-	14,875
Common stock issued per CFO employment agreement	200,000	200	-	-	31,640	-	31,840
Preferred stock issued per CEO employment agreement	-	-	10,000,000	10,000	69,649	-	79,649
Common stock issued per non-circumvent agreement	13,333	13	-	-	10,587	-	10,600
Common stock issued as year-end bonus	93,334	94	-	-	50,306	-	50,400
Net loss	-	-	-	-	-	(1,315,972)	(1,315,972)
Balance, July 31, 2011	3,025,349	3,025	10,000,000	10,000	1,252,535	(1,315,972)	(50,412)

Preferred stock issued for services	-	-	5,000,000	5,000	15,500	-	20,500
Common stock issued for services	400,000	400	-	-	54,000	-	54,400
Stock based compensation	-	-	-	-	195,426		195,426
Accelerated depreciation of stock issued for services	-	-	-	-	802,183	-	802,183
Shares issued for debt conversion	33,626,475	33,627	-	-	142,583	-	176,210
Resolution of derivative liabilities	-	-	-	-	1,264,035	-	1,264,035
Common stock issued for conversion of Preferred stock	50,000,000	50,000	(5,000,000)	(5,000)	(45,000)	-	-
Net loss	-	-	-	-	-	(5,955,868)	(5,955,868)
Balance, July 31, 2012	87,051,824	87,052	10,000,000	10,000	3,681,262	(7,271,840)	(3,493,526)

Shares issued for debt conversion	1,103,162,975	1,103,162	-	-	(782,952)	-	320,210
Return of common stock from conversion of convertible debt	(2,845,000)	(2,845)	-	-	-	-	(2,845)
Return of common stock from consulting agreement	(83,334)	(83)	-	-	83	-	-
Common stock issued for services	15,000,000	15,000	-	-	(11,750)	-	3,250
Common stock issued for consulting services	20,000,000	20,000	-	-	18,500	-	38,500
Preferred stock issued for conversion on common stock	(51,860,003)	(51,860)	5,000,000	5,000	46,860	-	-
Common stock issued for forgiveness of accrual salary	15,000,000	15,000	-	-	9,500	-	24,500
Resolution of derivative liabilities	-	-	-	-	1,416,381	-	1,416,381
Net loss	-	-	-	-	-	(547,403)	(547,403)
Balance, July 31,2013	1,185,426,462	$1,185,426	15,000,000	$15,000	$4,377,884	$(7,819,243)	$(2,240,933)

The accompanying notes are an integral part of these audited consolidated financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

1. Nature of Operations and Going Concern

Minerco Resources, Inc. (the “Company”) was incorporated in Nevada on June 21, 2007. The Company was engaged in the exploration stage from its June 21, 2007 (inception) to May 27, 2010. As of May 27, 2010, the Company was no longer in the oil and natural gas business. The Company intends to develop, produce, and provide clean, renewable energy solutions in Central America. On October 16, 2012, the Company added an additional line of business, Level 5 Beverage Company, Inc., a progressive specialty beverage retailer. The company has decided to divest of itself of its clean, renewable energy projects in Central America. The company has evaluated its clean energy projects in Central America and has determined they are too capital intensive to pursue at this time.

The Company is in the process of transitioning its focus to its specialty beverage market retailer, Level 5 Beverage Company, Inc. and its products.

On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares. On February 13, 2012, the Company effected a 150 for 1 reverse stock split, increasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares. On May 13, 2013, we effectuated an increase in our authorized shares of common stock from 1,175,000,000 to 2,500,000,000. All shares amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2013, the Company has an accumulated deficit and no revenue The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

2. Summary of Significant Accounting Policies , continued

d)	Use of Estimates

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

The financial statements are presented in United States dollars. In accordance with ASC 830, “Foreign Currency Translation,” foreign denominated monetary assets and liabilities are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary items, including equity, are translated at the historical rate of exchange. Revenues and expenses are translated at the average rates of exchange during the year.

g)	Loss per share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share ". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

h)	Intangible Assets

Acquired intangible assets are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets. As of July 31, 2013 the Company impaired 100% of the $715,000 intangible asset as of July 31, 2012, due to inactivity.

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

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the periods ended July 31, 2012 and 2009, except for net loss, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, “Accounting for Income Taxes,” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

m)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

n)	Discontinued operations

In accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements Discontinued Operations, we reported the results of our Chiligatoro Rights operations as a discontinued operation. This is discussed in Note 6 “Discontinued Operations”.

o)	Recent Accounting Pronouncements

The adoption of recently issued accounting pronouncements are not expected to have a material effect on the Company's future reported financial position or results of operations.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

3. Chiligatoro Rights

Chiligatoro Rights, net, at July 31, 2013 and 2012 consists of:

	2013	2012

Common stock issued for purchase of rights	$–	-
Less accumulated amortization	–	-

Chiligatoro, net	$–	-

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

The acquisition cost of $715,500 for the May 27, 2010 stock grant of 13,500,000 shares of common stock to ROTA INVERSIONES S.DE R.L. pursuant to the acquisition agreement was determined based on the closing price of the Company common stock on the date of the transfer of title, June 4, 2010, for the 13,500,000 shares which have been earned by the Seller to date. The remaining cost of the 4,500,000 shares of common stock will be capitalized upon obtaining of financing for the project. The acquisition cost will then be amortized over 30 years which is the life of the Operating contract granted June 28, 2010 by the Honduran National Commission of Energy (“NCE”). The 30 year operating contract begins when construction of the Chiligatoro Hydro-Electric Project is complete. The Chiligatoro Project has not yet obtained congressional and presidential confirmation of its Purchase Power Agreement; therefore the official title has not been assigned in La Gazeta, the official publication. When published, Title will be assigned to the buyer, Minerco Resources, Inc. As of July 31, 2013, these assets were impaired due to inactivity. However, we are still pursuing receipt of all regulatory requirements necessary to continue development and commence construction including the Power Purchase Agreement, Congressional Approval, Equity Partner Financing and Senior Debt Financing for the Chiligatoro Hydro-Electic Project. The Iscan Hydro-Electric Project and Sayab Wind Project are actively completing the Socialization and Feasibility stages of development.

Effective May, 2013, we have a six percent (6%) royalty interest in the Sayab Wind Project after the Project is completed by Energia Renovable Hondurenas, S.A. (ERSHA) or his assigns. We also have a have a ten percent (10%) royalty interest in the Iscan Hydro-Electric Project after the Project is completed by ENERCOSA or his assigns. Both Projects are actively completing the Socialization and Feasibility stages of development.

On September 23, 2013, we entered into a Return of Asset Agreement with ROTA Inversiones, S.A. (“ROTA”) to return ninety-five percent (95%) of the Chiligatoro Hydro-Electric Project back to the originating company in exchange for our earned interest in the Project, estimated at five percent (5%) for credit of the monies spent by Minerco to develop the Project. The Chiligatoro Hydro-Electric Project is in the final permitting stage of development and is expected to receive final approval in 2014.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

4. Product Development

Product Development, net, at July 31, 2013 and 2012 consists of:

	2013	2012

Product Development	$15,000	-
Less accumulated amortization	–	-

Product Development, net	$15,000	-

On February 26, 2013, the Company entered into an Agreement (the “Premium Product Development Agreement”) with Power Brands, LLC, a California Limited Liability Company (“Power Brands”) to render product development services for Level 5 Beverage Company, Inc. (“Level 5”). On February 26, 2013, we entered into an Agreement (the “Prototype Development Agreement”) with Power Brands to render prototype development services for Level 5. Power Brands has delivered $53,360 worth of Product and Product Development Services as July 31, 2013. The Company has determined the capitalized Product development to have a useful life of 3 years, and will amortize over their useful lives unless the lives are determined to be indefinite. .

5. Related Party Transactions

On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer and former Chief Financial Officer for $320,301 and $267,998, respectively. The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion. The Convertible Promissory Notes are due on January 23, 2012. The Convertible Promissory Notes are due on to former Chief Financial Officer for $267,998 has been assigned to former Chief Executive officer as of July 23, 2012. On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer for $588,299. The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.

As of July 31, 2013, the Company owes its Chief Executive Officer $19,341 in accrued salary ($7,000 per month) for the period May 15 through July 31, 2013 and $3,178 for advances made to the Company. The advances are due on demand and non interest bearing.

6. Discontinued Operations

During the period ended July 31, 2013, the Company management has elected to discontinue the operations of its clean, renewable energy business in Central America and engage solely in its specialty beverage market retailer, Level 5 Beverage Company, Inc. and its products. As such, all assets, liabilities and expenses of the clean, renewable energy business have been presented as discontinued operations in the consolidated financial statements. A summary of those assets and liabilities as of July 31, 2013 and 2012 and revenues and expenses as July 31, 2013 and 2012 and from inception June 21, 2007 through July 31, 2013:

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

6. Discontinued Operations, continued

	Year Ended July 31, 2013	Year Ended July 31, 2012	Period from June 21, 2007 (Date of Inception) to July 31, 2013

General and Administrative	$-	$-	$-
Chiligatoro Operating Costs	-	-	61,000
Impairment of intangibles	-	715,500	715,500

Total Operating Expenses	-	715,500	776,500

Net Loss from Discontinued Operations		715,500	776,500

7. Preferred Stock

The preferred stock may be divided into and issued in series. The Board of Directors of the Company is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

On January 11, 2011, the Company effected 25,000,000 shares of unclassified preferred stock.

On January 11, 2011, the Company designated 15,000,000 shares of its preferred stock as Class A Convertible Preferred Stock (“Class A Stock”). Each share of Class A Stock is convertible into 10 shares of common stock, has 100 votes, has no dividend rights except as may be declared by the Board of Directors, and has a liquidation preference of $1.00 per share.

On January 11, 2011, the Company issued 10,000,000 Class A convertible preferred shares to its former Chief Executive Officer valued at $0.007964 or $79,649. The Company recognized this as compensation. On February 15, 2012, the former Chief Executive Officer converted 2,500,000 into 25,000,000 common shares. The Company amended the employment agreement during fiscal year; whereby as of July 31, 2013 all issuances of stock are vested; therefore, all compensation is recognized.

On August 28, 2011, the Company issued 5,000,000 shares of its Class A Convertible Preferred stock to its former Chief Financial Officer valued at $0.0041 or $20,500. The Company recognized this as compensation. On February 15, 2012, the former Chief Executive Officer converted 2,500,000 shares of preferred stock into 25,000,000 common shares. The Company amended the employment agreement during fiscal year; whereby as of July 31, 2013 all issuances of stock are vested; therefore, all compensation is recognized.

On February 19, 2013, the Company issued 5,000,000 shares of its Class A Convertible Preferred stock to its Chairman of the Board in exchange for 51,860,003 shares of the company’s par value common stock.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

8. Common Stock

On December 16, 2010, the Company entered into an employment contract with its former Chief Financial Officer for 30,000,000 common shares valued at $255,000 amortized over the term of the agreement, 5.5 years. During fiscal year 2012, the CFO resigned and the Company expensed the remaining unamortized fair value balance of $52,112 as stock based compensation.

On August 28, 2011, the Company issued 5,000,000 shares of its Class A Convertible Preferred stock to its former Chief Financial Officer valued at $0.0041 or $20,500. The Company recognized this as compensation. On February 15, 2012, the former Chief Executive Officer converted 2,500,000 shares of preferred stock into 25,000,000 common shares. The Company amended the employment agreement during fiscal year; whereby all issuances of stock are vested; therefore, all compensation is recognized.

On August 28, 2011, the Company entered into a consulting agreement with SE Media for two months with an option to extend for an additional one month. SE Media was issued 133,333 shares at $0.2850 of Minerco Resources, Inc. for a total compensation expense of $38,000.

On August 28, 2011, the Company issued 266,667 common shares to our Chief Financial Officer pursuant to an amendment to his employment agreement for a total expense of $76,000. During fiscal year 2012, the CFO resigned during 2012 and the Company expensed the remaining unamortized fair value balance of $16,400 as stock based compensation.

During the fiscal year ended July 31, 2012, the Company issued 33,626,475 common shares for the conversion of $176,210 convertible promissory notes. These notes converted at conversion rates between $0.00004 and $0.0062

On February 15, 2012, the Chief Executive Officer converted 2,500,000 shares of Class A Preferred Convertible Stock to 25,000,000 shares of common stock.

 During the fiscal year ended July 31, 2013, the Company issued 1,103,162,975 common shares for the conversion of $320,210 convertible promissory notes. These notes converted at conversion rates between $0.0001 and $0.001.

On February 1, 2013, the Company issued 15,000,000 common shares to its Chief Executive Officer pursuant to the terms of his 3 year employment agreement. These shares were fair valued at $19,500 and amortized over the employee service term. The Company expensed $3,250 as stock based compensation during fiscal year 2013.

On May 20, 2013, the Company issued 15,000,000 common shares to its Chief Executive Officer to forgive $24,500 of accrued salary. The fair value of these shares was determined to be $12,000. Due to the accrual being due to a related party the Company did not record a gain of forgiveness of accrual.

During fiscal year 2013, the Company issued 20,000,000 common shares for consulting services. The shares vested immediately. The fair value of these shares was determined to be $38,500 and was expensed as stock compensation.

During the fiscal year 2013, a convertible promissory holder returned 2,845,000 of common share to the Company. The Company cancelled these shares and recorded the convertible debt of $2,845 for the convertible notes payable.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

9. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $2,800,000, which begins expiring in 2028. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2013 and 2012, after applying enacted corporate income tax rates, are as follows:

	July 31,	July 31,
	2013	2012
Deferred income tax asset
Net operating loss carry forward	$990,000	$862,000
Valuation allowance	(990,000)	(862,000)
Net deferred tax assets	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

10. Convertible note payable and derivative liabilities

During fiscal year 2012, the Company received proceeds of $74,000 from convertible promissory notes. These notes carry interest rates between 5% and 10%. The notes are convertible at variable conversion prices of between 35% and 50% of the market price and shall be calculated using the lowest trading days during the preceding 5 to120 days before conversion. The total principal due at July 31, 2012 was $147,810

 During fiscal year 2013, the Company received proceeds of $464,750 from convertible promissory notes. These notes carry interest rates between 5 % and 10%. The notes are convertible at variable conversion prices of between 35% and 50% of the market price and shall be calculated using the lowest trading days during the preceding 5 to120 days before conversion. The total principal due at July 31, 2013 is $426,075.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

Derivative Liability:

The fair values of the three instruments were determined to be $1,537,510 using a Black-Scholes option-pricing model. Upon the issuance dates of the Convertible Promissory Notes, $367,500 was recorded as debt discount and $737,656 was recorded as day one loss on derivative liability. During the year ended July 31, 2013 and 2012, the Company recorded a gain on mark-to-market of the conversion options of $503,107 and a loss of 3,255,018, respectively. As of July 31, 2013 and 2012, the aggregate unamortized discount is $298,764 and $97,002, respectively.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

10. Convertible note payable and derivative liabilities, continued

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$1,537,510	$1,537,510

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2012.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$3,089,498	$3,089,498

The following table summarizes the derivative liabilities included in the consolidated balance sheet at July 31, 2013:

Balance at July 31, 2012	$3,089,498
Debt discount	$367,500
Day one loss on fair value	737,656
July 31, 2013 loss on change in fair value	(1,240,763)
Write off due to conversion	(1,416,381)
Balance at July 31, 2013	$1,537,510

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of all the notes of $1,537,510, of which $367,500 is recorded as discount on the notes and the remaining $1,170,010 is expensed as a derivative gain. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.0006 to $0.0084, a conversion price of $0.0001 to $0.0025, expected volatility of 74% to 1581%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.01% to 0.05%. The discount on the convertible loan is accreted over the term of the convertible loan. During the year ended July 31, 2013, the Company recorded accretion of $641,159.

The net gain recorded on the above derivative liabilities for the twelve months ended July 31, 2013 was $503,107.

11. Commitments

Employment Agreements

On December 16, 2010, the Company entered into an exclusive employment agreement with Sam J Messina III to serve as our Chief Financial Officer, Secretary and Treasurer. The agreement is for a term of five years beginning December 16, 2010 and ending December 15, 2015. An extension to the term must be agreed upon in writing and executed by us and Mr. Messina no later than 5 p.m. Eastern Standard Time on December 15, 2015.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

11. Commitments, continued

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

On September 21, 2012, Sam J Messina III resigned as the Chief Financial Officer, Secretary and Treasurer of the Company, terminating his employment agreement.

On January 11, 2011, the Company entered into an exclusive employment agreement with V. Scott Vanis to serve as our Chief Executive Officer, President and Chairman of the Board of Directors. The agreement is for a term of five years beginning January 11, 2011 and ending January 10, 2016. An extension to the term must be agreed upon in writing and executed by us and Mr. Vanis no later than 5 p.m. Eastern Standard Time on January 10, 2016. Mr. Vanis was paid a salary of $180,000 per annum as of January 10, 2011.

On July 23, 2012, the Company amended an exclusive employment agreement with V. Scott Vanis to serve as our Chief Executive Officer, President and Chairman of the Board of Directors. Mr. Vanis will be paid no salary in exchange for having 10 million Class A Convertible Preferred shares vest immediately.

On September 21, 2012, V. Scott Vanis resigned as the Chief Executive Officer and President of the Company, terminating his employment agreement. He retained his position as the Chairman of the Board of Directors.

On February 1, 2013, the Company entered into an exclusive employment agreement with John Powers to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. The agreement is for a term of three years beginning February 1, 2013 and ending April 30, 2016. An Extension to the Term must be agreed upon in writing and executed by the Company and Mr. Powers no later than 5 p.m. Eastern Standard Time on April 30, 2016. Mr. Powers will be paid a salary of $84,000 per annum beginning on February 1, 2013. If revenues exceed $5 million, then Mr. Powers’ salary will be increased to $144,000 per annum. If revenues exceed $10 million, then Mr. Powers’ salary will be increased to $180,000 per annum. Mr. Powers was issued 15,000,000 shares of common stock, upon the effective date of the agreement. If Mr. Powers voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Powers voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, Ten Million (10,000,000) shares granted to him will be returned. If Mr. Powers voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, Five Million (5,000,000) s shares granted to him will be returned. If there is a sale of all or substantially all of the assets or a merger in which the Company is not the surviving entity, Mr. Powers will be entitled to receive an additional amount of shares of common stock in the Company which would equal Five percent (5%) of the final value of the transaction.

Further, Mr. Powers will be entitled to such additional bonus, if any, as may be granted by the Board or compensation or similar committee thereof in the Board's (or such committee's) sole discretion based upon Employee's performance of his Services under the Agreement.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements

12. Subsequent Events

a)
During August 2013 through October 31, the Company issued 311,754,133 for the conversion of approximately $81,000 in convertible promissory notes. The notes were converted at rates between $0.0001 and $0.001.

b)	On August 1, 2013, the Company pre-paid a convertible promissory note dated February 4, 2013 with Asher Enterprises, Inc. in the amount of $75,847. This note is now closed with a zero balance

c)	On August 22, 2013, the Company issued 10,000,000 common shares pursuant to a Consulting Agreement dated January 10, 2013.

d)
On August 27, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with LG Capital Funding, LLC for $52,000. The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 10 days before conversion.

e)	On August 28, 2013, the Company pre-paid a convertible promissory note dated March 7, 2013 with Asher Enterprises, Inc. in the amount of $27,658. This note is now closed with a zero balance

f)
On September 23, 2013, we entered into a Return of Asset Agreement with ROTA Inversiones, S.A. (“ROTA”) to return ninety-five percent (95%) of the Chiligatoro Hydro-Electric Project back to the originating company in exchange for our earned interest in the Project, estimated at five percent (5%) for credit of the monies spent by Minerco to develop the Project.

g)	On September 25, 2013, the Company was returned 3,000,000 common shares pursuant to a convertible promissory note dated August 6, 2011.

h)
On September 27, 2013, we entered into a Convertible Promissory Note with Ann Powers for $25,000. The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.

i)
On October 1, 2013, we entered into a Convertible Promissory Note with Braeden Storm Enterprises, Inc. for $35,000. The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of the lower of $.0040 or 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.

j)	On October 3, 2013, the Company issued 5,000,000 common shares pursuant to a Consulting Agreement dated January 10, 2013.

k)
On October 16, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with LG Capital Funding, LLC for $52,000. The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 10 days before conversion.

l)	On November 1, 2013, the Company pre-paid a convertible promissory note dated May 14, 2013 with Asher Enterprises, Inc. in the amount of $84,822. This note is now closed with a zero balance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to July 31, 2013, included in this report have been audited by Malone Bailey LLP as set forth in this annual report.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer who is also our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) who is also our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO who is also our CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of July 31, 2013, the Company’s internal control over financial reporting was not effective based on those criteria due to identified material weaknesses. Inasmuch as we only have one individual serving as our Chief Executive Officer and Chief Financial Officer we have determined that the Company has, inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets.. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This annual report does not include an attestation report of our registered public accountant regarding internal control over financial reporting. Managements’ report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

V. Scott Vanis is our sole director. Our directors serve until his or her successor is elected and qualified. Officers are elected by the board of directors for a term of one (1) year and serve until their successor is duly appointed, or until he or she resigns. We have no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and sole director is set forth below:

Name and Address	Age	Position(s)

V. Scott Vanis	36	Chairman of the Board of Directors

John Powers	62	Chief Executive Officer, Chief Financial Officer, President,
		Secretary and Treasurer

Background of officers and directors

V Scott Vanis, Chairman of the Board of Directors

From March 23, 2010 to September 21, 2012, V. Scott Vanis served as our President, Chief Executive Officer, Chief Financial Officer, and since March 23, 2010 he has served as a member of the Board of Directors. From May of 2007 to the present, Mr. Vanis has served as President of TC Energy International, SA, which provides international finance and acquisition services to energy companies, national oil companies and foreign governments. Mr. Vanis facilitated the identification, acquisition and financing of high-value properties in Latin and South America. From June 2003 to the present Mr. Vanis, has served as President of VSV Resources, LLC providing engineering consulting services to exploration and production companies, energy companies, national oil companies and foreign governments. He specialized in complicated, high risk operational procedures throughout the world. During his tenure with VSV, Mr. Vanis has also served as a liaison consultant to Central American governments to evaluate potential energy reserves and projects in their respective countries. From June of 2001 to June of 2003, Mr. Vanis was a Staff Petroleum Engineer with Pinnacle Technologies, Inc. and from June of 2000 through June of 2001 he served BJ Services, Inc. as a Field Petroleum Engineer. Mr. Vanis holds of Bachelor of Science in Petroleum Engineering from The University of Tulsa.

Mr. Vanis has extensive public company experience. He also has extensive experience in the energy sector and business administration of our company, with a focus in specialized operational and energy related financial services. Having served in senior corporate positions at companies involved in the energy sector, he has a vast knowledge of the alternative energy industry. His prior business experience also provides him with a broad understanding of the operational, financial and strategic issues facing public companies.

John Powers, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

On September 21, 2012, John Powers was appointed our President, Chief Executive Officer, and Chief Financial Officer. From November, 2008 to present, Mr. Powers was the CEO for Storm Alternative and Renewable Energy Corporation (SAREC) developing alternative energy solutions specializing in waste to energy technology and facilities. From October, 2005 until November, 2008, Mr. Powers worked for Intechra, as its Operations and Sales Manager. He was in charge of recycle/resale of client assets to ensure data integrity and maximize resale recovery. He also oversaw all aspects of environmental protection throughout the recycling process (cradle to grave concept). From December, 1996 to October, 2005, Mr. Powers worked for Digital Equipment which was purchased by Compaq then Hewlett Packard as an Asset Management Reclamation Specialist. He was tasked with ensuring data security, data integrity and environmental protection. He excelled at maximizing revenue through resale and recycling of excess electronic components, including precious metals recovery and resale, for the company. From December, 1996 to October, 2005, Mr. Powers worked for Digital Equipment which was purchased by Compaq then Hewlett Packard as an Asset Management Reclamation Specialist. He was tasked with ensuring data security, data integrity and environmental protection. He excelled at maximizing revenue through resale and recycling of excess electronic components, including precious metals recovery and resale, for the company. From February, 1986 to December, 1996, Mr. Powers was instrumental in energy management and recycling operations at Digital Equipment as its Property Manager. He managed multiple multi-faceted facilities, including two million square feet of inventory space and operations with an annual budget of US$20 million. Mr. Powers received a Bachelor of Science Degree in Business Administration from Southern New Hampshire University in 1992.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted. Although ours securities are not listed on the Nasdaq, when determining independence we use the Nasdaq definition of independence Our board member is not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. The board of directors believes that its member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. The board of directors believes that its board is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed on our website at www.minercoresources.com.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended July 31, 2013, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except that Mr. Powers did not file a timely Form 3 upon becoming an officer of the Company. Mr. Powers filed a late Form 3 on January 22, 2013.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through July 31, 2013, for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

							Equity	Deferred	All
							Incentive	Compensa-	Other
				Stock		Option	Plan	tion	Compen-
		Salary	Bonus	Awards		Awards	Compensation	Earnings	sation	Total
Name And Principal Position	Year	(US$)	(US$)	(US$)		(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
John Powers, CEO, President	2013	17,500	0	27,750	(1)	0	0	0	0	$43,250
	2012	0	0	0		0	0	0	0	0

V. Scott Vanis, Chairman	2013	0	0	0	(2)	0	0	0	0	0
Former President, CEO	2012	180,000	0	784,666	(2)	0	0	0	0	964,666

Sam Messina III (former)	2013	0	0	0		0	0	0	0	0
CFO, Secretary,	2012	145,000	0	412,577	(3)	0	0	0	0	557,557
Treasurer

(1)	Stock Award for John Powers include conversion of $24,500 of salary into common stock.
(2)
Stock Award for V. Scott Vanis includes the amortization of his 10 million convertible Class A Preferred Shares valued at $784,666 for 2012 and $79,650 and 46,667 shares of common stock received as a year end bonus valued $25,200 for 2011.

(3)
Stock Award for Sam Messina III includes the amortization of his 466,667 shares of common stock valued at $218,187 and 5 million convertible Class A Preferred Shares valued at $194,390 and 200,000shares of common stock valued at $31,840 and 46,667 shares of common stock received as a year-end bonus valued at $25,200 for 2011. Sam Messina III resigned on September 21, 2012 and sold all stock to our former CEO, V. Scott Vanis.

* The addresses of each of the executive officers is c/o 20 Trafalgar Square, Suite 400, Nashua, NH 03063.

The Company did not award any stock options or SAR grants, as of July 31, 2013.

The following table sets forth the compensation paid by us from to our directors for the year ending July 31, 2013. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of common shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The share calculations are based upon 1,509,182,173 shares of common stock outstanding as of November 11, 2013.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
John Powers (CEO)	30,000,000	2%
V. Scott Vanis 1	1,526,040,001	93%

All Officers and Directors (1) as a Group	1,556,,040,001	95%

[1] V. Scott Vanis is our Chairman of the Board of Directors. Includes 26,040,001 shares for common stock, of which 16,000,000 shares are held by Vanis Education Trust. Includes 15,000,000 shares of Class A Convertible Preferred stock that is entitled to 100 votes per share (an aggregate of 1,500,000,000 votes) and converts to common stock at a ratio of 10 to 1.

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

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
V. Scott Vanis [1]	15,000,000	100.00%

All Officers and Directors as a Group	15,000,000	100.0	0%

[1] V. Scott Vanis is our Chairman of the Board of Directors and former President and CEO.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On July 23, 2012, we entered into a Convertible Promissory Note between the Company and its former Chief Executive Officer $583,006. The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion. The Convertible Promissory Notes are due on January 23, 2012.

On November 1, 2012, the Company paid $2,500 to a family member of the Chairman of the Board of Directors for professional services provided.

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

2013	$41,470	Malone Bailey LLP
2012	$21,500	Malone Bailey LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$-0-	Malone Bailey LLP
2012	$4,000	Malone Bailey LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$-0-	Malone Bailey LLP
2012	$-0-	Malone Bailey LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$-0-	Malone Bailey LLP
2012	$-0-	Malone Bailey LLP

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	12/10/08	3.1

3.2	Bylaws.	S-1	12/10/08	3.2

3.3	Amendment to Articles of Incorporation	8-K	1/13/11	3.1

4.1	Instrument Defining the Rights of Shareholders – Form of Share Certificate	S-1	12/10/08	4

10.1	Securities Purchase Agreement with Asher Enterprises dated November 1, 2012	10-Q	12/21/12	10.1

10.2	Securities Purchase Agreement with Asher Enterprises dated December 11, 2012	10-Q	3/25/13	10.1

10.3	Convertible Promissory Note with Braeden Storm Enterprises dated February 1, 2013	10-Q	6/19/13	10.5

10.4	Securities Purchase Agreement with Asher Enterprises dated February 4, 2013	10-Q	3/25/13	10.2

10.5	Securities Purchase Agreement with Asher Enterprises dated March 7 2013	10-Q	6/19/13	10.3

10.6	Securities Purchase Agreement with Asher Enterprises dated May 4, 2013	10-Q	6/19/13	10.4

10.7	Securities Purchase Agreement with LG Capital Funding LLC dated May 30, 2013	10-Q	6/19/13	10.6

10.8	Convertible Promissory Note with JSJ Investments Inc. dated May 31, 2013				X

10.9	Convertible Promissory Note with Braeden Storm Enterprises dated July 1, 2013				X

10.10	Convertible Promissory Note with Braeden Storm Enterprises dated July 19, 2013				X

10.11	Securities Purchase Agreement with LG Capital Funding LLC dated July 30, 2013				X

10.12	Convertible Promissory Note with LOMA Management Partners LLC dated July 31, 2013				X

10.13	Premium Product Development Agreement with Power Brands Consulting LLC dated February 26, 2013	10-Q	6/19/13	10.7

10.14	Prototype Product Agreement with Power Brands Consulting LLC dated February 26, 2013	10-Q	6/19/13	10.8

10.15	Brand Management Agreement with Power Brands Consulting LLC dated June 14, 2013	8-K	6/18/13	10.1

10.16	Return of Asset Agreement with Energia Renovable Hondurenas S.A. (EHRSA) dated May 25, 2013	8-K	5/28/13	10.1

10.17	Return of Asset Agreement with ENERCOSA dated May 28, 2013	8-K	5/29/13	10.1

10.18	Employment Agreement with John Powers dated February 1, 2013				X

10.19	Exchange Agreement with John Powers dated May 15, 2013				X

10.20	GS1 US Company Prefix License Agreement dated June 25, 2013	8-K	6/27/13	10.1

10.21	Exclusive Territory Distribution Agreement with Avanzar Sales and Distribution, LLC dated July 25, 2013	8-K	7/29/13	10.1

10.22	Notice of Prepayment of Note to Asher Enterprises, Inc. dated July 26, 2013	8-K	8/1/13	10.1

10.23	Notice of Prepayment of Note to Asher Enterprises, Inc. dated August 27, 2013	8-K	8/29/13	10.1

10.24	Return of Asset Agreement with ROTA Inversiones dated September 20, 2013	8-K	9/23/13	10.1

10.25	Notice of Prepayment of Note to Asher Enterprises, Inc. dated October 29, 2013	8-K	11/4/13	10.1

10.26	Securities Purchase Agreement with LG Capital Funding LLC dated August 27, 2013				X

10.27	Securities Purchase Agreement with Ann Powers dated September 27, 2013				X

10.28	Convertible Promissory Note with Braeden Storm Enterprises dated October 1, 2013				X

10.29	Securities Purchase Agreement with LG Capital Funding LLC dated October 16, 2013				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT				X

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				X

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				X

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFNITION LINKBASE				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2013.

MINERCO RESOURCES INC.

BY:	/s/ John Powers
John Powers, President, Principal Executive Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ V. Scott Vanis	Director	November 13, 2013
V. Scott Vanis

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	12/10/08	3.1

3.2	Bylaws.	S-1	12/10/08	3.2

3.3	Amendment to Articles of Incorporation	8-K	1/13/11	3.1

4.1	Instrument Defining the Rights of Shareholders – Form of Share Certificate	S-1	12/10/08	4

10.1	Securities Purchase Agreement with Asher Enterprises dated November 1, 2012	10-Q	12/21/12	10.1

10.2	Securities Purchase Agreement with Asher Enterprises dated December 11, 2012	10-Q	3/25/13	10.1

10.3	Convertible Promissory Note with Braeden Storm Enterprises dated February 1, 2013	10-Q	6/19/13	10.5

10.4	Securities Purchase Agreement with Asher Enterprises dated February 4, 2013	10-Q	3/25/13	10.2

10.5	Securities Purchase Agreement with Asher Enterprises dated March 7 2013	10-Q	6/19/13	10.3

10.6	Securities Purchase Agreement with Asher Enterprises dated May 4, 2013	10-Q	6/19/13	10.4

10.7	Securities Purchase Agreement with LG Capital Funding LLC dated May 30, 2013	10-Q	6/19/13	10.6

10.8	Convertible Promissory Note with JSJ Investments Inc. dated May 31, 2013				X

10.9	Convertible Promissory Note with Braeden Storm Enterprises dated July 1, 2013				X

10.10	Convertible Promissory Note with Braeden Storm Enterprises dated July 19, 2013				X

10.11	Securities Purchase Agreement with LG Capital Funding LLC dated July 30, 2013				X

10.12	Convertible Promissory Note with LOMA Management Partners LLC dated July 31, 2013				X

10.13	Premium Product Development Agreement with Power Brands Consulting LLC dated February 26, 2013	10-Q	6/19/13	10.7

10.14	Prototype Product Agreement with Power Brands Consulting LLC dated February 26, 2013	10-Q	6/19/13	10.8

10.15	Brand Management Agreement with Power Brands Consulting LLC dated June 14, 2013	8-K	6/18/13	10.1

10.16	Return of Asset Agreement with Energia Renovable Hondurenas S.A. (EHRSA) dated May 25, 2013	8-K	5/28/13	10.1

10.17	Return of Asset Agreement with ENERCOSA dated May 28, 2013	8-K	5/29/13	10.1

10.18	Employment Agreement with John Powers dated February 1, 2013				X

10.19	Exchange Agreement with John Powers dated May 15, 2013				X

10.20	GS1 US Company Prefix License Agreement dated June 25, 2013	8-K	6/27/13	10.1

10.21	Exclusive Territory Distribution Agreement with Avanzar Sales and Distribution, LLC dated July 25, 2013	8-K	7/29/13	10.1

10.22	Notice of Prepayment of Note to Asher Enterprises, Inc. dated July 26, 2013	8-K	8/1/13	10.1

10.23	Notice of Prepayment of Note to Asher Enterprises, Inc. dated August 27, 2013	8-K	8/29/13	10.1

10.24	Return of Asset Agreement with ROTA Inversiones dated September 20, 2013	8-K	9/23/13	10.1

10.25	Notice of Prepayment of Note to Asher Enterprises, Inc. dated October 29, 2013	8-K	11/4/13	10.1

10.26	Securities Purchase Agreement with LG Capital Funding LLC dated August 27, 2013				X

10.27	Securities Purchase Agreement with Ann Powers dated September 27, 2013				X

10.28	Convertible Promissory Note with Braeden Storm Enterprises dated October 1, 2013				X

10.29	Securities Purchase Agreement with LG Capital Funding LLC dated October 16, 2013				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT				X

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				X

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				X

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFNITION LINKBASE				X