Form 10-Q
period 2013-10-31
Minerco Resources, Inc.
filed 2013-12-23
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______To _______

Commission file number: 333-156059

Minerco Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2636716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Trafalgar Square, Suite 455
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

As of September 16, 2013 the registrant had 1,381,428,040 outstanding shares of its common stock.

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

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	October 31, 2013	July 31, 2013
ASSETS

Cash	$85,522	$123,710

Prepaid Expense	-	915

Current Assets	85,522	124,625

Other Assets
Product Development	15,000	15,000

Total Assets	$100,522	$139,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$142,751	$134,219

Accounts Payable – Related Party	43,519	22,519

Convertible debt to related parties, net unamortized discount $-0- and $-0-	558,999	558,999

Derivative debt, net unamortized discount $348,791 and $298,764	214,609	127,311

Derivative liabilities	2,474,241	1,537,510

Total Liabilities	3,434,119	2,380,558

Stockholders’ Deficit

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 15,000,000 and 15,000,000 outstanding at October 31, 2013 and July 31, 2013, respectively	15,000	15,000

Common stock, $0.001 par value, 2,500,000,000 shares authorized, 1,509,182,173 and 1,185,462,462 outstanding at October 31, 2013 and July 31, 2013, respectively	1,509,180	1,185,426

Additional paid-in capital	5,677,349	4,377,884

Deficit accumulated during the exploration stage	(10,535,126)	(7,819,243)

Total Stockholders’ Deficit	(3,333,597)	(2,240,933)

Total Liabilities and Stockholders’ Deficit	$100,522	$139,625

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

	Three months Ended October 31, 2013	Three months Ended October 31, 2012	Period from June 21, 2007 (Date of Inception) To October 31, 2013

General and Administrative	$325,070	$8,797	$3,377,573
Accretion of discount on convertible notes	222,159	22,264	1,327,689
Total Operating Expenses	547,229	31,061	4,705,262

Other Expenses:
Impairment of Note Receivable	–	–	(32,700)
Interest Expense	(15,410)	-	(70,752)
Loan Recovery	-	-	13,000

Loss on Debt Conversion	-	-	(11,033)
Gain on Settlement of Debt	-	-	14,935
Gain/(Loss) on Derivative Liability	(2,153,244)	(1,296,727)	(4,966,814)

Total Other Expenses	(2,168,654)	(1,294,727)	(5,053,364)

Net loss from continuing operations	$(2,715,883)	$(1,327,788)	$(9,758,626)
Net loss from discontinued operations	-	-	(776,500)
Net Income (Loss)	$(2,715,883)	$(1,327,788)	$(10,535,126)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.01)
Weighted Average Common Shares Outstanding	1,312,097,247	112,918,969

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)
	Three months Ended October 31, 2013	Three months Ended October 31, 2012	Period from June 21, 2007 (Date of Inception) To October 31, 2013
Cash Flows from Operating Activities

Net loss for the period	$(2,715,883)	$(1,327,788)	$(10.535,126)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain/Loss on settlement of debt	-	-	(14,935)
(Gain)/Loss on derivative	2,153,244	1,296,727	4,966,814
Accretion of discount	222,159	22,264	1.327.689
Share based compensation	58,500	-	1,611,124
Impairment of Intangibles	-	-	715,500
Impairment of notes receivable	-	-	32,700
Changes in operating assets and liabilities:
Prepaid expense	915	-	-
Accounts payable and accrued liabilities	10.877	5,619	192,287
Accounts payable- related party	21,000	3,178	625,235
Net Cash Used in Operating Activities	(249,188)	-	(1,078,712)

Cash Flows from Investing Activities
Product Development			(15,000)
Loan to third party	-	-	(10,000)

Net Cash Used in Investing Activities	-	-	(25,000)

Cash Flows from Financing Activities

Capital contribution	-	-	1,182
Proceeds from issuance of common stock	-	-	90,514
Proceeds from loan	269,000	-	1,156,750
Proceeds from related party debt	-	-	51,018
Payments on convertible note	(58,000)	-	(80,930)
Payments on related party debt	-	-	(29,300)

Net Cash Provided by Financing Activities	211,000	-	1,189,234

Net change in cash	(38,188)	-	85,522

Cash, Beginning of Period	123,710	-	-

Cash, End of Period	$85,522	$-	$85,522

Supplemental disclosures of cash flow information

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

Non cash investing and financing activities:
Common stock issued for Chiligatoro Rights	$-	$-	$715,500
Derivative liability re-classed to equity upon conversion of notes payable to common shares	$1,485,513	$82,540	$4,165,929
Conversion of notes and interest into common shares	$80,706	$15,910	$577,126
Reclassification of salary into accrual to notes	$-	$-	$588,299
Reclassification of accounts payable to notes	$-	$-	$45,000
Reclassification of accounts payable to advances	$-	$-	$9,090
Conversion of preferred stock to common stock	$-	$-	$50,000
Conversion of common stock into preferred stock	$-	$-	$51,860
Cancellation of conversion of debt-return of shares	$3,000	$2,845	$5,845
Debt discounts due to derivative liabilities	$269,000	$-	$1,692,799
Common stock issued to forgive related party accrual	$-	$-	$24,500

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Minerco Resources, Inc. (“Minerco” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Minerco’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Consolidated Notes to the Financial Statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in Minerco’s Form 10-K have been omitted.

2. Going Concern

Minerco Resources, Inc. (the “Company”) was incorporated in Nevada on June 21, 2007. The Company was engaged in the exploration stage from its June 21, 2007 (inception) to May 27, 2010.  As of May 27, 2010, the Company was no longer in the oil and natural gas business and began development of clean, renewable energy solutions in Central America.  On October 16, 2012, the Company added an additional line of business, Level 5 Beverage Company, Inc., a progressive specialty beverage retailer, which is now our primary focus.  The Company has decided to divest of itself of its clean, renewable energy projects in Central America.  The Company has evaluated its clean energy projects in Central America and has determined that they are too capital intensive to pursue at this time.  Accordingly, the Company has relinquished development rights in its energy renewable projects and instead holds a royalty interest in two renewable energy projects and an earned net revenue interest in on renewable energy project.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended October 31, 2013, the Company has an accumulated deficit and no revenue The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2014.

3. Product Development

Product Development, net, at October 31, 2013 and 2012 consists of:

	2013	2012

Product Development	$15,000	-
Less accumulated amortization	–	-

Product Development, net	$15,000	-

On February 26, 2013, the Company entered into an Agreement (the “Premium Product Development Agreement”) with Power Brands, LLC, a California Limited Liability Company (“Power Brands”) to render product development services for Level 5 Beverage Company, Inc. (“Level 5”).  On February 26, 2013, the Company entered into an Agreement (the “Prototype Development Agreement”) with Power Brands to render prototype development services for Level 5.  Power Brands has delivered $53,360 worth of Product and Product Development Services as October 31, 2013.  The Company has determined the capitalized Product development to have a useful life of 3 years, and will amortize over their useful lives unless the lives are determined to be indefinite.

4.  Fair Value of Financial Instruments

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on October 31, 2013.

	Level 1		Level 2		Level 3	Total
Assets		-		-	-	-
None	$		$		$-	$-
Liabilities		-		-	-	-
Derivative Financial Instruments		$-		$-	$2,474,241	$2,474,241

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets	-	-	-	-
None	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative Financial Instruments	$-	$-	$1,537,510	$1,537,510

5. Common Stock

During the three months ended October 31, 2013, the Company issued 311,754,133 common shares for the conversion of $80,706 convertible promissory notes.  These notes converted at conversion rates between $0.0001 and $0.0004.

On August 22, 2013, the Company issued 10,000,000 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $38,000 and was expensed as stock compensation.

On October 3, 2013, the Company issued 5,000,000 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $20,500 and was expensed as stock compensation.

During the three months ended October 31, 2013, a convertible promissory holder returned 3,000,000 shares of common stock to the Company. The Company cancelled these shares.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

6. Related Parties

On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer who currently serves as the Chairman of the Board and former Chief Financial Officer for $320,301 and $267,998, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes are due on January 23, 2012.  The Convertible Promissory Notes due  to the former Chief Financial Officer for $267,998 has been assigned to former Chief Executive Officer who currently serves as the Chairman of the Board as of July 23, 2012.  On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer who currently serves as the Chairman of the Board for $588,299.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.

As of October 31, 2013, the Company owes its Chief Executive Officer $40,341 in accrued salary ($7,000 per month) for the period May 15 through July 31, 2013 and $3,178 for advances made to the Company. The advances are due on demand and non interest bearing.

7.  Convertible note payable and derivative liabilities

During the three months ended October 31, 2013, the Company received proceeds of $269,000 from convertible promissory notes.  These notes carry interest rates between 5% and 10%.  The notes are convertible at variable conversion prices between 45% and 50% of the market price and shall be calculated using the lowest trading days during the preceding 5 to 20 days before conversion.  The total principal due at October 31, 2013 is $563,400.

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

Derivative Liability:

The fair values of the convertible notes were determined to be $2,474,241 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes during the three months ended October 31, 2013, $269,000 was recorded as debt discount and $283,179 was recorded as day one loss on derivative liability.  During the three months ended October 31, 2013 and 2012, the Company recorded a loss on mark-to-market of the conversion options of $2,153,244 and a loss of $1,296,727, respectively. As of October 31, 2013 and 2012, the aggregate unamortized discount is $348,791 and $0, respectively.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on October 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$2,474,241	$2,474,241

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on October 31, 2012.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$1,537,510	$1,537,510

The following table summarizes the derivative liabilities included in the consolidated balance sheet at October 31, 2013:

Balance at July 31, 2013	$1,537,510
Debt discount	$269,000
Day one loss on fair value	280,176
October 31, 2013 loss on change in fair value	1,873,068
Write off due to conversion	(1,485,513)
Balance at October 31, 2013	$2,474,241

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of all the notes of $2,474,241, of which $269,000 is recorded as discount on the notes and the remaining $2,153,244 is expensed as a derivative loss. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.0028 to $0.0054, a conversion price of  $0.0009 to $0.002, expected volatility of 228% to 259%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.01% to 0.05%. The discount on the convertible loan is accreted over the term of the convertible loan. During the three months ended October 31, 2013, the Company recorded accretion of $222,159.

8. Commitments

Employment Agreements

On December 16, 2010, as amended August 28, 2011 and July 23, 2011, the Company entered into an exclusive employment agreement with Sam J Messina III to serve as our Chief Financial Officer, Secretary and Treasurer. The agreement was for a term of five years beginning December 16, 2010 and ending December 15, 2015. An extension to the term must be agreed upon in writing and executed by us and Mr. Messina no later than 5 p.m. Eastern Standard Time on December 15, 2015. Mr. Messina was paid a salary of $150,000 per annum as of August 28, 2011; however on July 23, 2012 the agreement was amended to provide that in lieu of a salary Mr Messina would be issued 466,667 shares of common stock and 5 million shares of Class A Convertible Preferred stock vesting immediately. On September 21, 2012, Sam J Messina III resigned as the Chief Financial Officer, Secretary and Treasurer of the Company, terminating his employment agreement.

On January 11, 2011, as amended July 23, 2011, the Company entered into an exclusive employment agreement with V. Scott Vanis to serve as our Chief Executive Officer, President and Chairman of the Board of Directors. The agreement was for a term of five years beginning January 11, 2011 and ending January 10, 2016.  An extension to the term must be agreed upon in writing and executed by us and Mr. Vanis no later than 5 p.m. Eastern Standard Time on January 10, 2016.  Mr. Vanis was paid a salary of $180,000 per annum as of January 10, 2011; however on July 23, 2012 the agreement was amended to provide that in lieu of salary Mr. Vanis would be issued 10 million Class A Convertible Preferred shares vesting immediately. On September 21, 2012, V. Scott Vanis resigned as the Chief Executive Officer and President of the Company, terminating his employment agreement. He retained his position as the Chairman of the Board of Directors.

On February 1, 2013, the Company entered into an exclusive employment agreement with John Powers to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  The agreement is for a term of three years beginning February 1, 2013 and ending April 30, 2016. An Extension to the Term must be agreed upon in writing and executed by the Company and Mr. Powers no later than 5 p.m. Eastern Standard Time on April 30, 2016.  Mr. Powers will be paid a salary of $84,000 per annum beginning on February 1, 2013. If revenues exceed $5 million, then Mr. Powers’ salary will be increased to $144,000 per annum. If revenues exceed $10 million, then Mr. Powers’ salary will be increased to $180,000 per annum.  Mr. Powers was issued 15,000,000 shares of common stock, upon the effective date of the agreement. If Mr. Powers voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Powers voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, Ten Million (10,000,000) shares granted to him will be returned. If Mr. Powers voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, Five Million (5,000,000)  shares granted to him will be returned.  If there is a sale of all or substantially all of the assets or a merger in which the Company is not the surviving entity, Mr. Powers will be entitled to receive an additional amount of shares of common stock in the Company which would equal Five percent (5%) of the final value of the transaction.   To date we have accrued all salary payments owed to Mr. Powers and no salary payments have been made.

Further, Mr. Powers will be entitled to such additional bonus, if any, as may be granted by the Board or compensation or similar committee thereof in the Board's (or such committee's) sole discretion based upon Employee's performance of his Services under the Agreement.

9. Subsequent Events

a)	On November 1, 2013, the Company pre-paid a Convertible Promissory Note dated May 4, 2013 with Asher Enterprises, Inc. in the amount of $84,822. This note is now closed with a zero balance.

b)
On November 13, 2013, we issued a Convertible Promissory Note to Jim Erickson for $25,000.  The convertible note carries a 10% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lower of the lowest day during the preceding 5 days before conversion or $0.001.

c)
On November 20, 2013, we issued a Convertible Promissory Note to JMJ Financial for $60,000.  The convertible note carries a 0% rate of interest and the Note is convertible into common stock at a variable conversion price of 40% of the market price which shall be calculated as the lower of the lowest day during the preceding 25 days before conversion or $0.003.

d)
On November 20, 2013, we issued a Convertible Promissory Note to CCR Capital for $50,000.  The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lower of the lowest day during the preceding 25 days before conversion or $0.0018.

e)
On November 21, 2013, Level 5 Beverage Company, Inc. entered into an Agreement (the “Brand Licensing Agreement”) with VITAMINFIZZ, L.P, a California Limited Partnership pursuant to which  Level 5 acquired the exclusive rights in North America (the “Territory”) to use the VitaminFIZZ® (the “Brand”) on and in connection with the marketing, distribution and sale of the Brand.

f)	On December 2, 2013, the Company issued 23,111,111 common shares pursuant to a convertible promissory note to dated May 27, 2013 to convert $28,080.

g)	On December 3, 2013, the Company issued 50,000,000 common shares pursuant to a convertible promissory note to dated November 6, 2011 to convert $5,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended October 31, 2013 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

●	RISETM (Energy Supplement)

●	COFFEE BOOSTTM (Energy Supplement), in original Coffee, French Vanilla, Hazelnut and Mocha flavors

●	CURVES (Women’s Supplement)

●	ARMOR (Immunity Supplement)

●	FLEX (Workout Supplement)

On September 16, 2013, we first placed our LEVEL 5™ products, RISE™ and COFFEE BOOST™, in retail stores.

As of October 31, 2013, Level 5 had retail listings of over 250 stores and online listing through Amazon.com. As of October 31, 2013, our remaining inventory of product, produced in August, 2013, was estimated to be 840 cases (10,080 units) of RISE™ and COFFEE BOOST™.

As of November 30, 2013, Level 5 has retail listings of over 300 stores in Southern California and Arizona and online listing through Amazon.com. As of October 31, 2013, our remaining inventory of product, produced in August, 2013, is estimated to be 582 cases (6,984 units) of RISE™ and COFFEE BOOST™.

As of November 30, 2013, Level 5 had depleted 1,042 cases (12,504 units) of RISE™ and COFFEE BOOST™, including a revenue sales count of at least 400 cases (4,800 units) of RISE™ and COFFEE BOOST™. The depleted case count includes sales, samples, promotions and consignment of our LEVEL 5™ products.

On November 21, 2013, Level 5 Beverage Company, Inc. entered into an Agreement (the “Brand Licensing Agreement”) with VITAMINFIZZ, L.P, a California Limited Partnership pursuant to which Level 5 acquired the exclusive rights in North America to use the VitaminFIZZ® (the “Brand”) on and in connection with the marketing, distribution and sale of the Brand. VitaminFIZZ®, the Product, was market tested in 2011 and is also available to Level 5. Level 5 and VITAMINFIZZ, L.P. have agreed to revitalize the Product.

VitaminFIZZ® is a low calorie, vitamin enhanced, carbonated soda which contains 100% of daily vitamin C, high doses of B vitamins and is only 20 calories. VitaminFIZZ® was extensively tested in the market in 2011. VitaminFIZZ® is currently being re-vitalized by Power Brands in a new 16oz. plastic bottle and will be re-introduced into the market in 2014. Under the terms of the acquisition, VITAMINFIZZ, L.P nominated and Level 5 appointed Darin Ezra to the Board of Directors of Level 5 Beverage Company, Inc.

As of October 31, 2013, we had not generated any revenue since inception, and during the twelve months ended October 31, 2013, we had an accumulated deficit of $10,535,126, a stockholder’s deficit of $3,333,597 and a net loss for the three months ended October 31, 2013 of $2,715,883 ability to: (1) generate sales, revenue and profit from our Level 5 products; (2) obtain necessary financing; and (3) effectively manage costs and/or attain profitable operations.   As such, the report of our independent certified auditor for the year ended July 31, 2013 was qualified subject to substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012	Period from June 21, 2007 (Date of Inception) to October 31, 2013
Loan Recovery	$-	$-	$(13,000)
Impairment of Note Receivable	-	-	32,700
General and Administrative Expenses	325,070	8,797	3,377,573
Chiligatoro Operating Expenses	-	-	61,000
Interest Expense	15,410	-	70,752
Accretion of discount on convertible debt	222,159	22,264	1,327,689
(Gain) Loss on derivative liability	2,153,244	1,296,727	4,966,814
Gain on Settlement of debt	-	-	(14,935)
Impairment of Intangibles		-	715,500
Loss on conversion	-		11,033
Net Income (Loss)	$(2,715,883)	$(1,327,788)	$(10.535.126)
Net Loss per Share –Basic and Diluted	$(0.00)	$(0.01)	N/A
Weighted Average Shares Outstanding	1,312,097,247	112,918,969	N/A

Results of Operations for the Three months ended October 31, 2013

During the three months ended October 31, 2013 we incurred a net loss of $2,715,883, compared to a net loss of $1,327,788 during the same period in fiscal 2013. The increase in our net loss during the three months ended October 31, 2013 was primarily due to increase on loss on derivative liability.

Our total general and administrative expenses for the three months ended October 31, 2013 were $325,070, compared to general and administrative expenses of $8,797 during the same period in fiscal 2013. Our total general and administrative expenses during the three months ended October 31, 2013 consisted of $21,000 in compensation expense, $22,306 in professional fees, $70,500 in consulting fees and $158,825 in general and administrative expense and during the three months ended October 31, 2012 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses. The increase is due to the development, production and marketing of our products associated with the beverage business.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to October 31, 2013

From our inception on June 21, 2007 to October 31, 2013 we did not generate any revenues and we incurred a net loss of $10,535,126. We may not generate significant revenues from our beverage business or our interest in our Hydro-Electric or Wind Projects or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to October 31, 2013 were $4,705,262. Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to October 31, 2013 we also received $13,000 in the form of proceeds from loan recovery and incurred $32,700 in expenses related to the impairment of a note receivable. Also, there was a loss of $4,966,814 and accretion of $1,327,689 associated with the derivative in the convertible debt

Liquidity and Capital Resources

As of October 31, 2013, we had $85,522 in cash, $15,000 in other assets, and $100,522 in total assets, $3,434,119 in total liabilities and a working capital deficit of $3,333,597. Our accumulated deficit from our inception on June 21, 2007 to October 31, 2013 is $10,535,126 and was funded primarily through equity and debt financing.

We are dependent on funds raised through our equity and debt financing, and since our inception on June 21, 2007, we have raised gross proceeds of $90,514 in cash from the sale of our common stock, $1,156,750 in proceeds from loans, and $51,018 from advances from related parties.

From our inception on June 21, 2007 to October 31, 2013 we spent net cash of $1,078,712 on operating activities. During the three months ended October 31, 2013 we spent net cash of $249,188 on operating activities, compared to net cash spending of $0 on operating activities during the same period in fiscal 2013. The expenditures on operating activities for the three months ended October 31, 2013 increased primarily due to a loss on derivative offset, an increase in accretion of the discount and increase in share based compensation.

From our inception on June 21, 2007 to October 31, 2013 we spent net cash of $25,000  on investing activities, which was in the form of a loan to a third party and product development. During the three months ended October 31, 2013 and 2012, we did not spend cash on investing activities.

From our inception on June 21, 2007 to October 31, 2013 we received net cash of $1,189,234 from financing activities, of which $90,514 were proceeds from the issuance of our common stock and $1,156,750 were proceeds from loans and $51,018 from advances from related parties. During the three months ended October 31, 2013 we did receive $211,000 net cash from financing activities, compared to net cash received of $0 during the same period in fiscal 2012.  The increase in receipts from financing activities for the three months ended October 31, 2013 was primarily due to an increase in proceeds from loans.

During the three months ended October 31, 2013 our monthly cash requirements to fund our operating activities was approximately $57,168. Our cash on hand of $85,522, as of October 31, 2013, should be sufficient to allow us to continue to operate until we receive Level 5 revenue proceeds and additional financings. However, we will require additional financing to meet certain debt obligations.  We estimate our planned expenses for the next 24 months (beginning November, 2013) to be approximately $5,200,000, as summarized in the tables below.

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

Future Financings

Our financial statements for the three months ended October 31, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of October 31, 2013, we have not generated any revenues, have achieved losses since inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our beverage operations or our interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project or Sayab Wind Project,. As a new competitor in the beverage line of business, there can be no assurance we will generate any revenue from the sale of any such products and our future cash needs vary from those estimated. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.  In addition, we require funds to meet our current operating needs and to repay certain demand note obligations and other convertible debt obligations that will mature shortly.

We had $85,522 in cash as of October 31, 2013. We  intend to raise the balance of our cash requirements for the next 12 months from revenues received from Level 5, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any third party to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts spent on our development activities and our general and administrative expenses so as not to exceed the amount of capital resources that are available to us. Specifically, we anticipate deferring development, expansion and certain acquisitions pending the receipt of additional financing. Still, if we  do not secure additional financing, our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations and for the next 12 months, even if the Company does decide to scale back our operations.

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as of October 31, 2013:

	Original Amount	Remaining Balance on 10/31/2013	Date of Issuance	Maturity Date	Features
Convertible Promissory Note	27,000	7,900	11/6/2011	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	583,300	353,679	7/23/2012	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days. * Affiliate
Convertible Promissory Note	100,000	102,660	3/22/2013	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days. ** Assigned and restated on 3/22/2013 from $583,300 Note, dated 7/23/2012
Convertible Promissory Note	100,000	102,660	3/22/2013	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days. ** Assigned and restated on 3/22/2013 from $583,300 Note, dated 7/23/2012
Convertible Promissory Note	27,000	27,000	5/30/2013	11/26/2013	8% interest rate converts at a variable conversion price of 45% of the market based on the lowest day during the preceding 20 days
Convertible Promissory Note	25,000	25,000	5/31/2013	11/27/2013	10% default interest rate converts at a variable conversion price 50% of market based on the lowest day during the preceding 10 days
Convertible Promissory Note	25,000	25,000	7/1/2013	12/28/2013	8% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 20 days
Convertible Promissory Note	60,000	60,000	7/19/2013	4/15/2014	8% interest rate converts at the lower of $0.0015 or 50% of market based on the lowest day during the preceding 20 days
Convertible Promissory Note	52,000	52,000	7/30/2013	1/26/2014	8% interest rate converts at a variable conversion price of 45% of the market based on the lowest day during the preceding 20 days
Convertible Promissory Note	75,000	75,000	7/31/2013	1/27/2014	6% interest rate converts at a variable conversion price of 50% of the market based on the lowest day during the preceding 10 days
Convertible Promissory Note	52,000	52,000	8/27/2013	2/23/2014	8% interest rate converts at 55% of market based on the lowest day during the preceding 20 days
Convertible Promissory Note	25,000	25,000	9/27/2013	3/26/2014	8% interest rate converts at 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	35,000	35,000	10/1/2013	3/30/2014	8% interest rate converts at the lower of $.0040 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	52,000	52,000	10/16/2013	4/14/2014	8% interest rate converts at 55% of market based on the lowest day during the preceding 20 days
Convertible Promissory Note	20,000	20,000	9/6/2013	3/6/2014	8% interest rate converts at the lower of $.0040 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	85,000	85,000	10/28/2013	4/28/2014	6% interest rate converts at a variable conversion price of 50% of the market based on the lowest day during the preceding 10 days
*Note held by our current Chairman of the Board of Directors

**Assigned and restated from $583,300 Note, dated 7/23/2012

Outstanding Notes

As of October 31, 2013, our obligations under outstanding notes totaled an aggregate principal amount of $964,664.  Of such amount $442,694 is due on demand, $27,000 is due November 26, 2013, $25,000 is due November 27, 2013, $20,000 is due December 28, 2013, $26,990 is remaining on the note due April 15, 2014, $52,000 is due January 26, 2014, $75,000 is due January 27, 2014, $52,000 is due February 23, 2014, $25,000 is due March 26, 2014, $35,000 is due March 30, 2014,$52,000 is due April 14, 2014, $20,000 is due March 6, 2014 and $85,000 is due April 29, 2014.  Subsequent to October 31, 2013, we issued notes in the principal amount of $25,000 due May 13, 2014, $60,000 due May 20, 2014 and $50,000 due May 20, 2014. We currently do not have sufficient funds to all of the past due or future notes.

On November 6, 2011, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and SE Media Partners, Inc. for $27,000.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.   The November Convertible Promissory Note was due on May 6, 2012 and has $11,646 in principal remaining.

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

On October 16, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with LG Capital Funding, LLC for $52,000.  The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of at a variable conversion price of 55% of the market price which shall be calculated as the lowest day during the preceding 20 days before conversion.

On September 6, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Braeden Storm Enterprises, Inc. for $20,000.  The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of the lower of $.0040 or 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.

On October 29, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with LOMA Management Partners, LLC for $85,000.  The convertible note carries an 6% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 10 days before conversion.

On November 13, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Jim Erickson for $25,000.  The convertible note carries a 10% rate of interest and the Note is convertible into common stock at a variable conversion price of the lower of $0.001 or 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.

On November 20, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with JMJ Financial for $60,000.  The convertible note carries a 0% rate of interest and the Note is convertible into common stock at a variable conversion price of the lower of $0.003 or 40% of the market price which shall be calculated as the lowest day during the preceding 25 days before conversion.

On November 20, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with CCR Capital for $50,000.  The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of the lower of $0.0018 or 50% of the market price which shall be calculated as the lowest day during the preceding 25 days before conversion.

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

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Inasmuch as we only have one individual serving as officer, director and employee we have determined that the company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties.   Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based upon this evaluation, our Principal Executive Officer who is also the Principal Financial Officer concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below are the sales of unregistered securities during the three months ended October 31, 2013 and through the filing date.

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

On September 6, 2013 we issued one convertible promissory note in the principal amount of $20,000 that bears interest at a rate of 8% per annum at a variable conversion price of the lower of $.0004 or 50% of the market price calculated based on the lowest day during the preceding 5 trading days before conversion.  The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On September 27, 2013 we issued one convertible promissory note in the principal amount of $25,000 that bears interest at a rate of 8% per annum at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 5 trading days before conversion.  The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On October 1, 2013 we issued one convertible promissory note in the principal amount of $35,000 that bears interest at a rate of 8% per annum at a variable conversion price of the lower of $.0040 or 50% of the market price calculated based on the lowest day during the preceding 5 trading days before conversion.  The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On October 16, 2013 we issued one convertible promissory note in the principal amount of $52,000 that bears interest at a rate of 8% per annum at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion.  The issuance of the note was exempt from registration under Section 4 (a) (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On October 29, 2013 we issued one convertible promissory note in the principal amount of $80,000 that bears interest at a rate of 6% per annum at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 10 trading days before conversion.  The issuance of the note was exempt from registration under Section 4 (a) (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On November 13, 2013 we issued one convertible promissory note in the principal amount of $25,000 that bears interest at a rate of 10% per annum at a variable conversion price of the lower of $.0010 or 50% of the market price calculated based on the lowest day during the preceding 5 trading days before conversion.  The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On November 20, 2013 we issued one convertible promissory note in the principal amount of $250,000 that bears interest at a rate of 0% per annum at a variable conversion price of the lower of $.0030 or 40% of the market price calculated based on the lowest day during the preceding 25 trading days before conversion.  The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On November 20, 2013 we issued one convertible promissory note in the principal amount of $50,000 that bears interest at a rate of 10% per annum at a variable conversion price of the lower of $.0018 or 50% of the market price calculated based on the lowest day during the preceding 5 trading days before conversion.  The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering

On December 2, 2013, we issued 23,111,111 common shares in one (1) transaction upon conversion of a convertible promissory note dated May 27, 2013.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On December 3, 2013, we issued 50,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated November 6, 2011.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Convertible Promissory Note issued to Jim Erickson, dated November 13, 2013				X

10.2	Convertible Promissory Note issued to JMJ Financial, dated November 20, 2013				X

10.3	Convertible Promissory Note issued to CCR Capital, LLC, dated November 20, 2013				X

10.4	Convertible Promissory Note issued to LOMA Management Partners, LLC, dated October 28, 2013				X

10.5	Securities Purchase Agreement with LG Capital Funding LLC dated August 27, 2013	10-K	11/13/2013	10.26

10.6	Securities Purchase Agreement with Ann Powers dated September 27, 2013	10-K	11/13/2013	10.27

10.7	Convertible Promissory Note with Braeden Storm Enterprises dated October 1, 2013	10-K	11/13/2013	10.28

10.8	Securities Purchase Agreement with LG Capital Funding LLC dated October 16, 2013	10-K	11/13/2013	10.29

10.9	Brand License Agreement with VITAMINFIZZ, L.P., dated November 21, 2013	8-K	12/5/2013	10.1

31.1	Certification of Principal Executive Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

December 23, 2013	By:	/s/ John Powers
John Powers
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Convertible Promissory Note issued to Jim Erickson, dated November 13, 2013				X

10.2	Convertible Promissory Note issued to JMJ Financial, dated November 20, 2013				X

10.3	Convertible Promissory Note issued to CCR Capital, LLC, dated November 20, 2013				X

10.4	Convertible Promissory Note issued to LOMA Management Partners, LLC, dated October 28, 2013				X

10.5	Securities Purchase Agreement with LG Capital Funding LLC dated August 27, 2013	10-K	11/13/2013	10.26

10.6	Securities Purchase Agreement with Ann Powers dated September 27, 2013	10-K	11/13/2013	10.27

10.7	Convertible Promissory Note with Braeden Storm Enterprises dated October 1, 2013	10-K	11/13/2013	10.28

10.8	Securities Purchase Agreement with LG Capital Funding LLC dated October 16, 2013	10-K	11/13/2013	10.29

10.9	Brand License Agreement with VITAMINFIZZ, L.P., dated November 21, 2013	8-K	12/5/2013	10.1

31.1	Certification of Principal Executive Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE