Form 10-Q
period 2014-01-31
Minerco Resources, Inc.
filed 2014-03-24
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

(888) 473-5150
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 20, 2014 the registrant had 2,117,140,128 outstanding shares of its common stock.

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

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	January 31, 2014	July 31, 2013
ASSETS

Cash	$24,579	$123,710

Accounts Receivable	5,147	-

Inventory	10,428	-

Prepaid Expense	-	915

Current Assets	40,154	124,625

Other Assets
Intangible asset - Chiligatoro rights	-	-
Product Development	45,000	15,000
	-	-

Total Assets	$85,154	$139,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$111,068	$134,219

Loan Payable	36,100	-

Accounts Payable – Related Party	55,544	22,519

Convertible debt to related parties, net unamortized discount $-0- and $-0-	543,999	558,999

Convertible debt, net unamortized discount $225,930 and $298,764	435,770	127,311

Derivative liabilities	1,683,074	1,537,510
Total Liabilities	2,865,555	2,380,558

Stockholders’ Deficit

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 15,000,000 and 15,000,000 outstanding at January 31, 2014 and July 31, 2013, respectively	15,000	15,000

Common stock, $0.001 par value, 2,500,000,000 shares authorized, 1,794,147,406 and 1,185,426,462 outstanding at January 31, 2014 and July 31, 2013, respectively	1,794,147	1,185,426

Additional paid-in capital	5,980,294	4,377,884

Deficit accumulated during the exploration stage	(10,569,842)	(7,819,243)

Total Stockholders’ Deficit	(2,780,401)	(2,240,933)

Total Liabilities and Stockholders’ Deficit	85,154	139,625

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Expenses
(unaudited)

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013	Period from June 21, 2007 (Date of Inception) to January 31, 2014

Sales	5,147	-	5,147	-	5,147
Cost of Goods Sold	13,422	-	13,422	-	13,422
Gross Loss	8,275	-	8,275	-	8,275

General and Administrative	160,950	20,333	486,020	29,130	3,538,523
Accretion of discount on	308,855	548,152	531,014	570,416	1,636,544
Total Operating Expenses	469,805	568,485	1,017,034	599,546	5,175,067

Other Expenses:
Impairment of Note	-		-		(32,700)
Interest Expense	(22,883)	(19,309)	(38,293)	(19,309)	(93,635)
Loan Recovery					13,000
Loss on Debt Conversion	$-		$-		$(11,033)
Gain on Settlement of Debt	246		246		15,181
Gain/(Loss) on Derivative Liability	466,001	2,790,469	(1,687,243)	1,493,742	(4,500,813)

Total Other Expenses	443,364	2,771,160	(1,725,290)	1,474,433	(4,610,000)

Net loss from continuing	$(34,716)	2,202,675	$(2,750,599)	874,887	$(9,793,342)
Net loss from discontinued					(776,500)
Net Income (Loss)	$(34,716)	2,202,675	$(2,750,599)	874,887	$(10,569,842)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	0.01	$(0.00)	0.01

Weighted Average Common Shares Outstanding	1,620,264,424	173,047,278	1,501,387,117	140,490,889

The accompanying notes are an integral part of these unaudited financial statements

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six months Ended January 31, 2014	Six months Ended January 31, 2013	Period from June 21, 2007 (Date of Inception) To January 31, 2014
Cash Flows from Operating Activities

Net income (loss) for the period	$(2,750,599)	$874,887	$(10,569,842)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain/Loss on settlement of debt	-	-	(14,935)
(Gain)/Loss on derivative	1,687,243	(1,493,742)	4,500,813
Accretion of discount	531,014	570,416	1,636,544
Share based compensation	58,500	-	1,611,124

Impairment of Intangibles	-	-	715,500

Impairment of notes receivable	-	-	32,700
Changes in operating assets and liabilities:
Prepaid expense	915	-	-
Accounts payable and accrued liabilities	4,746	7,871	186,156
Accounts Receivable	(5,147)	-	(5,147)
Inventory	(10,428)	-	(10,428)
Accounts payable- related party	33,025	6,368	637,260
Net Cash Used in Operating Activities	(450,731)	(34,200)	(1,280,255)

Cash Flows from Investing Activities
Product Development	(30,000)		(45,000)
Loan to third party	-	-	(10,000)

Net Cash Used in Investing Activities	(30,000)	-	(55,000)

Cash Flows from Financing Activities

Capital contribution	-	-	1,182
Proceeds from issuance of common stock	-	-	90,514
Proceeds from convertible notes	451,000	-	1,338,750
Proceeds from loan payable	36,100	-	36,100
Proceeds from related party debt	-	39,250	51,018
Payments on convertible note	(105,500)	-	(128,430)
Payments on related party debt	-	(4,000)	(29,300)
	-

Net Cash Provided by Financing Activities	381,600	35,250	1,359,834

Net change in cash	(99,131)	1,050	24,579

Cash, Beginning of Period	123,710	-	-

Cash, End of Period	$24,579	$1,050	$24,579

Supplemental disclosures of cash flow information

Cash paid for interest	-	1,300	-
Cash paid for income taxes	-	-	-

Non cash investing and financing activities:
Common stock issued for Chiligatoro Rights	$-	$-	$715,500
Derivative liability re-classed to equity upon conversion of notes payable to common shares	$1,992,679	$380,764	$4,673,095
Conversion of notes and interest into common shares	$162,952	$62,700	$659,372
Reclassification of salary into accrual to notes	$-	$-	$588,299
Reclassification of accounts payable to notes	$-	$-	$45,000
Reclassification of accounts payable to advances	$-	$-	$9,090
Conversion of preferred stock to common stock	$-	$-	$50,000
Conversion of common stock into preferred stock	$-	$-	$51,860
Cancellation of conversion of debt-return of shares	$3,000	$2,845	$5,845
Common stock issued for note receivable	-	-	20,000
Debt discounts due to derivative liabilities	$451,000	$-	$1,874,799
Common stock issued to forgive related party accrual	$-	$-	$24,500

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

2. Going Concern

Minerco Resources, Inc. (the “Company”) was incorporated in Nevada on June 21, 2007. The Company was engaged in the exploration stage from its June 21, 2007 (inception) to May 27, 2010.  In May 2010,to developing, producing, and providing clean, renewable energy solutions in Central America.  On October 16, 2012, the Company added an additional line of business, Level 5 Beverage Company, Inc., a progressive specialty beverage retailer which is now its primary focus.  The Company has decided to divest of itself of its clean, renewable energy projects in Central America.  The Company has evaluated its clean energy projects in Central America and has determined they are too capital intensive to pursue at this time.

The Company has of transitioned its focus to its specialty beverage market retailer, Level 5 Beverage Company, Inc. and its products.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the six month period ended January 31, 2014, the Company has an accumulated deficit and minimal revenue The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2014.

 3. Accounting Policies

Revenue recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped.

4. Product Development

Product Development, net, at January 31, 2014 and July 31, 2013 consists of:

	2014	2013

Product Development	$45,000	$15,000
Less accumulated amortization	–	-

Product Development, net	$45,000	$15,000

On February 26, 2013, the Company entered into an Agreement (the “Premium Product Development Agreement”) with Power Brands, LLC, a California Limited Liability Company (“Power Brands”) to render product development services for Level 5 Beverage Company, Inc. (“Level 5”).  On February 26, 2013, the Company entered into an Agreement (the “Prototype Development Agreement”) with Power Brands to render prototype development services for Level 5.  Power Brands has delivered $115,500 worth of Product and Product Development Services as January 31, 2014.  The Company has determined the capitalized Product development to have a useful life of 3 years, and will amortize over their useful lives unless the lives are determined to be indefinite.

5.  Fair Value of Financial Instruments

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on January 31, 2014.

	Level 1		Level 2		Level 3	Total
Assets		-		-	-	-
None	$		$		$-	$-
Liabilities		-		-	-	-
Derivative Financial Instruments		$-		$-	$1,683,074	$1,683,074

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets	-	-	-	-
None	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative Financial Instruments	$-	$-	$1,537,510	$1,537,510

6. Common Stock

During the six months ended January 31, 2014, the Company issued 596,720,944 common shares for the conversion of $162,952 convertible promissory notes.  These notes converted at conversion rates between $0.0001 and $0.0004.

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

During the six months ended January 31, 2014, a convertible promissory holder returned 3,000,000 of common share to the Company. The Company cancelled these shares and recorded the convertible debt of $3,000 for the convertible notes payable.

Minerco Resources, Inc.
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(unaudited)

7. Related Parties

On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer and former Chief Financial Officer for $320,301 and $267,998, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes are due on January 23, 2012.  The Convertible Promissory Notes are due on to former Chief Financial Officer for $267,998 has been assigned to former Chief Executive officer as of July 23, 2012.  On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer for $588,299.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  During the six months ended January 14, 2014, the holder converted $15,000 of the convertible note into common shares. (see footnote 6) . As of January 31, 2014, the total amount outstanding is $543,999.

As of January 31, 2014, the Company owes its Chief Executive Officer $52,341 in accrued salary ($7,000 per month) for the period May 15 through January 31, 2014 and $3,178 for advances made to the Company. The advances are due on demand and non interest bearing.

 8.  Convertible note payable and derivative liabilities

During the six months ended January 31, 2014, the Company received proceeds of $451,000 from convertible promissory notes.  These notes carry interest rates between 5% and 10%.  The notes are convertible at variable conversion prices between 45% and 50% of the market price and shall be calculated using the lowest trading days during the preceding 5 to 25 days before conversion.  The total principal due at January 31, 2014 is $661,700.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

Derivative Liability:

The fair values of the three instruments were determined to be $1,683,074 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $451,000 was recorded as debt discount and $370,636 was recorded as day one loss on derivative liability.  During the six months ended January 31, 2014 and 2013, the Company recorded a loss on mark-to-market of the conversion options of $1,316,607 and a net gain of $1,493,742, respectively. As of January 31, 2014 and 2013, the aggregate unamortized discount is $225,930 and $2,007, respectively.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on January 31, 2014.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$1,683,074	$1,683,074

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$1,537,510	$1,537,510

The following table summarizes the derivative liabilities included in the consolidated balance sheet at July 31, 2013:

Balance at July 31, 2013	$1,537,510
Debt discount	$451,000
Day one loss on fair value	370,636
Loss on change in fair value	1,316,607
Write off due to conversion	(1,992,679)
Balance at January 31, 2014	$1,683,074

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of all the notes of $1,683,074, of which $451,000 is recorded as discount on the notes and the remaining $1,687,243  is expensed as a derivative loss. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.0017 to $0.003, a conversion price of  $0.0001 to $0.0003, expected volatility of 174% to 205%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.05% to 0.11%. The discount on the convertible loan is accreted over the term of the convertible loan. During the six months ended January 31, 2014, the Company recorded accretion of $531,014.

9. Commitments

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

10. Notes Payable

During the six months ended January 31, 2014, the Company received proceeds of $36,100 from promissory notes.  These notes have an interest rate of 10% and mature on July 24, 2014.   The total principal due at January 31, 2014 is $36,100.

11. Subsequent Events

a)	On February 3, 2014, the Company issued 38,563,167 common shares for the conversion of $20,824 pursuant to a convertible promissory note dated July 3, 2013.
b)	On February 4, 2014, the Company issued 30,000,000 common shares for the conversion of $7,500 pursuant to a convertible promissory note dated March 22, 2013.
c)	On February 4, 2014, the Company issued 30,000,000 common shares pursuant to a convertible promissory note dated March 22, 2013.
d)	On February 28, 2014, the Company issued 35,784,103 common shares for the conversion of $20,934 pursuant to a convertible promissory note dated July 3, 2013.
e)	On March 3, 2014, the Company issued 60,000,000 common shares pursuant to a convertible promissory note.
f)	On March 17, 2014, the Company issued 93,037,037 common shares pursuant to a convertible promissory note.
g)	On March 18, 2014, the Company issued 14,000,000 common shares pursuant to a convertible promissory note.
h)	On March 18, 2014, the Company issued 21,606,837 common shares pursuant to a convertible promissory note.
i)
On February 18, 2014, we entered into a Securities Purchase Agreement and Convertible Promissory Note  for $18,000.  The convertible note carries an 10% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lower of the lowest day during the preceding 5 days before conversion or $0.001.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended January 31, 2014 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Specialty Beverage Business

In September, 2012, we commenced operations of Level 5 Beverage Company, Inc. (“Level 5”), a functional specialty beverage retailer, to develop, brand and sell a line of functional beverage products. The LEVEL 5™ product line is a portfolio of highly functional, all-natural, reduced calorie 2.5 oz. “shots.”  Level 5 currently has developed five products, RISE™, COFFEE BOOST™ ,CURVES, ARMOR and FLEX , two of which (RISE™ and COFFEE BOOST™), are available for sale in over 250 stores in Southern California and Arizona and are also available for sale via the internet on Amazon.com.

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

●	RISETM (Energy Supplement)

●	COFFEE BOOSTTM (Energy Supplement)

●	CURVES (Women’s Supplement)

●	ARMOR (Immunity Supplement)

●	FLEX (Workout Supplement)

We first placed our LEVEL 5™ products, RISE™ and COFFEE BOOST™, in retail stores on September 16, 2013. As of January 31, 2014, Level 5 has retail listings of over 250 stores and online listing through Amazon.com. To date, Level 5 has depleted 784 cases (9,408 individual bottles) of LEVEL 5™ products.

As of January 31, 2014 we had generated minimal revenue since inception and at January 31, 2014 we had an accumulated deficit of ($10,569,842), a stockholder’s deficit of $2,780,401) and a net loss for the six months ended January 31, 2014 of ($2,750,599).  As of July 31, 2013, we had not generated any revenue since inception, and during the twelve months ended July 31, 2013, we had an accumulated deficit of $7,819,243, a stockholder’s deficit of $2,240,933 and a net loss of $547,403. There is substantial doubt regarding our ability to continue as a going concern.  Our operations are dependent upon our ability to: (1) generate sales, revenue and profit from our Level 5 products; (2) obtain necessary financing; and (3) effectively manage costs and/or attain profitable operations.   As such, the report of our independent certified auditor for the year ended July 31, 2013 is qualified subject to substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Period from June 21, 2007 (Date of Inception) to January 31, 2014

Sales	5,147	-	5,147
Cost of Goods Sold	13,422	-	13,422
Gross Loss	8,275	-	8,275

General and Administrative	160,950	20,333	3,538,523
Accretion of discount on convertible notes	308,855	548,152	1,636,544
Total Operating Expenses	469,805	568,485	5,175,067

Other Expenses:	=
Impairment of Note Receivable	–		(32,700)
Interest Expense	(22,883)	(19,309)	(93,635)
Loan Recovery			13,000
Loss on Debt Conversion	$-		$(11,033)
Gain on Settlement of Debt	246		15,181
Gain/(loss) on Derivative Liability	(466,001)	2,790,469	(4,500,813)

Total Other Expenses	443,364	2,771,160	(4,610,000)

Net Income (loss) from continuing operations	$(34,716)	2,202,675	$(9,793,342)
Net loss from discontinued operations	-		(776,500)
Net Income (loss)	$(34,716)	2,202,675	$(10,569,842)

Net Loss Per Common Share – Basic and Diluted	$0.00	0.01

Weighted Average Common Shares Outstanding	1,620,264,424	173,047,278

Results of Operations for the Three months ended January 31, 2014

During the three months ended January 31, 2014 we incurred a net loss of $34,716, compared to a net gain of $2,202,675 during the same period in fiscal 2013. The difference in our net loss during the three months ended January 31, 2014 was primarily due to an increase in net loss on derivative liability.

Our total general and administrative expenses for the three months ended January 31, 2014 were $160,950, compared to operating expenses of $20,333 during the same period in fiscal 2013. Our total general and administrative expenses during the three months ended January 31, 2014 consisted of $21,000 in compensation expense, $28,010 in professional fees, $6,000 in consulting fees and $109,933 in general and administrative expense and during the three months ended January 31, 2013 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Our results of operations are presented below:

	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013	Period from June 21, 2007 (Date of Inception) to January 31, 2014

Sales	5,147	-	5,147
Cost of Goods Sold	13,422	-	13,422
Gross Loss	8,275	-	8,275

General and Administrative	486,020	29,130	3,538,523
Accretion of discount on convertible notes	531,014	570,416	1,636,544
Total Operating Expenses	1,017,034	599,546	5,175,067

Other Expenses:
Impairment of Note Receivable	–		(32,700)
Interest Expense	(38,293)	(19,309)	(93,635)
Loan Recovery			13,000
Loss on Debt Conversion	$-		$(11,033)
Gain on Settlement of Debt	246		15,181
Gain/(loss) on Derivative Liability	(1,687,243)	1,493,742	(4,500,813)

Total Other Expenses	(1,725,290)	1,474,433	(4,610,000)

Net Income (loss)from continuing operations	$(2,750,599)	874,887	$(9,793,342)
Net loss from discontinued operations	-		(776,500)
Net Income (loss)	$(2,750,599)	874,887	$(10,569,842)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	0.01

Weighted Average Common Shares Outstanding	1,501,387.117	140,490,889

Results of Operations for the Six months ended January 31, 2014

During the six months ended January 31, 2014 we incurred a net loss of $2,750,599 compared to a net gain of $874,887 during the same period in fiscal 2013. The increase in our net loss during the six months ended January 31, 2014 was primarily due to increase on loss on derivative liability.

Our total general and administrative expenses for the six months ended January 31, 2014 were $486,020, compared to operating expenses of $29,130 during the same period in fiscal 2013. Our total general and administrative expenses during the six months ended January 31, 2014 consisted of $42,000 in compensation expense, $50,317 in professional fees, $76,500 in consulting fees and $321,196 in general and administrative expense and during the six months ended January 31, 2013 consisted entirely of general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from June 21, 2007 (Date of Inception) to January 31, 2014

From our inception on June 21, 2007 to January 31, 2014 we did generated revenues of $5,147 and we incurred a net loss of $10,569,842. We may not generate significant revenues from our interest in our beverage business or our Hydro-Electric or Wind Projects or any other properties in which we acquire an interest, and we anticipate that we will incur substantial losses for the foreseeable future.

Our total operating expenses from our inception on June 21, 2007 to January 31, 2014 were $5,175,067. Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

From our inception on June 21, 2007 to January 31, 2014 we also received $13,000 in the form of proceeds from loan recovery and incurred $32,700 in expenses related to the impairment of a note receivable. Also, there was a loss of $4,500,813 and accretion of 1,636,544 associated with the derivative in the convertible debt

Liquidity and Capital Resources

As of January 31, 2014, we had $24,579 in cash, $5,147 in accounts receivable and $10,428 in inventory and $85,154 in total assets, $2,865,555 in total liabilities and a working capital deficit of $2,825,401. Our accumulated deficit from our inception on June 21, 2007 to January 31, 2014 is $10,569,842 and was funded primarily through equity and debt financing.

We are dependent on funds raised through our equity and debt financing, and since our inception on June 21, 2007, we have raised gross proceeds of $90,514 in cash from the sale of our common stock, $1,374,850 in proceeds from loans, and $51,018 from advances from related parties.

From our inception on June 21, 2007 to January 31, 2014 we spent net cash of $1,280,255 on operating activities. During the six months ended January 31, 2014 we spent net cash of $450,731 on operating activities, compared to net cash spending of $34,200 on operating activities during the same period in fiscal 2013. The expenditures on operating activities for the six months ended January 31, 2014 increased primarily due to a loss on derivative offset, an decrease in accretion discount and increase in share based compensation.

From our inception on June 21, 2007 to January 31, 2014 we spent net cash of $55,000 on investing activities, which was in the form of a loan to a third party and product development. During the six months ended January 31, 2014 and 2013, we did spend net cash of $30,000 on investing activities compared to $0 on net investing activities during the same period in fiscal 2013.  The expenditures on inventing activities for the six months ended January 31, 2014 increased primarily due to an increase in spending on product development.

From our inception on June 21, 2007 to January 31, 2014 we received net cash of $1,359,834 from financing activities, of which $90,514 were proceeds from the issuance of our common stock and $1,374,850 were proceeds from loans and $51,018 from advances from related parties. During the six months ended January 31, 2014 we did receive $381,600 net cash from financing activities, compared to net cash received of $35,250 during the same period in fiscal 2013.  The increase in receipts from financing activities for the six months ended January 31, 2014 was primarily due to an increase in proceeds from loans.

During the six months ended January 31, 2014 our monthly cash requirements to fund our operating activities was approximately $75,122. Our cash on hand of $24,579, as of January 31, 2014, will allow us to continue to operate for less than one month until we receive Level 5 revenue proceeds and additional financings. We estimate our planned expenses for the next 24 months (beginning February 2014) to be approximately $5,200,000, as summarized in the tables below.

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

Future Financings

Our financial statements for the six months ended January 31, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of January 31, 2014, we have not generated any significant revenues, have achieved losses since inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project or Sayab Wind Project, or from any of the hydro-electric projects in which we acquire an interest. As a new competitor in the beverage line of business, there can be no assurance we will generate any revenue from the sale of any such products and our future cash needs vary from those estimated. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.  In addition, we require funds to meet our current operating needs and to repay certain demand note obligations and other convertible debt obligations that will mature shortly.

We had $24,579 in cash as of January 31, 2014. We  intend to raise the balance of our cash requirements for the next 12 months from revenues received from sale of our Level 5 products, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as of January 31, 2014:

	Original Amount	Remaining Balance on 01/31/2014	Date of Issuance	Maturity Date	Features
Convertible Promissory Note	583,300	353,679	7/23/2012	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days. * Affiliate
Convertible Promissory Note	100,000	83,286	3/22/2013	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days. ** Assigned and restated on 3/22/2013 from $583,300 Note, dated 7/23/2012
Convertible Promissory Note	100,000	104,400	3/22/2013	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days. ** Assigned and restated on 3/22/2013 from $583,300 Note, dated 7/23/2012
Convertible Promissory Note	25,000	26,196	7/1/2013	4/1/2014	8% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	60,000	61,638	7/19/2013	7/15/2014	8% interest rate converts at the lower of $0.0015 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	52,000	54,108	7/30/2013	1/26/2014	8% interest rate converts at a variable conversion price of 45% of the market based on the lowest day during the preceding 20 days
Convertible Promissory Note	75,000	77,297	7/31/2013	5/1/2014	6% interest rate converts at a variable conversion price of 50% of the market based on the lowest day during the preceding 10 days
Convertible Promissory Note	52,000	53,220	8/27/2013	2/23/2014	8% interest rate converts at a variable conversion price of 45% of the market based on the lowest day during the preceding 20 days
Convertible Promissory Note	25,000	25,698	9/27/2013	6/26/2014	8% interest rate converts at 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	35,000	35,945	10/1/2013	3/30/2014	8% interest rate converts at the lower of $.0040 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	52,000	53,220	10/16/2013	4/14/2014	8% interest rate converts at a variable conversion price of 45% of the market based on the lowest day during the preceding 20 days
Convertible Promissory Note	20,000	20,406	9/6/2013	6/6/2014	8% interest rate converts at the lower of $.0040 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	85,000	86,334	10/29/2013	4/29/2014	6% interest rate converts at a variable conversion price of 50% of the market based on the lowest day during the preceding 10 days
Convertible Promissory Note	25,000	25,449	11/13/2013	5/13/2014	10% interest rate converts at the lower of $.001 or 50% of market based on the lowest day during the preceding 25 days
Convertible Promissory Note	60,000	60,000	11/20/2013	5/20/2014	6% interest rate converts at a variable conversion price of 50% of the market based on the lowest day during the preceding 10 days
Convertible Promissory Note	50,000	50,793	11/20/2013	5/20/2014	8% interest rate converts at the lower of $.0018 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	27,000	27,254	12/19/2013	9/19/2014	8% interest rate converts at a variable conversion price of 45% of the market based on the lowest day during the preceding 20 days
Convertible Promissory Note	20,000	20,026	1/23/2014	7/23/2014	6% interest rate converts at a variable conversion price of 50% of the market based on the lowest day during the preceding 10 days

*Note held by our current Chairman of the Board of Directors

**Assigned and restated from $583,300 Note, dated 7/23/2012

Outstanding Notes

As of January 31, 2014, our obligations under outstanding notes totaled an aggregate principal amount of $1,205,699. Of such amount $543,999 is due on demand, each of the principal amounts of $52,000 was due on January 26, 2014, $25,000 is due April 1, 2014, $75,000 is due May 1, 2014, $52,000 is due February 27, 2014, $20,000 is due June 6, 2014, $25,000 is due June 27, 2014, $35,000 is due April 1, 2014, $52,000 is due July 16, 2014, $60,000 is due July 15, 2014, $60,000 is due May 20, 2014, $85,000 is due April 28, 2014, $25,000 is due May 13, 2014, $110,000 is due May 20, 2014, $27,000 is due September 19, 2014 and $20,000 is due July 23, 2014. We currently do not have sufficient funds to all of the past due or future notes.

As of January 31, 2014, our obligations under outstanding notes totaled an aggregate principal amount of $1,205,699.

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

On each of February 1, 2013, July 1, 2013, July 19, 2013 and November 13, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Braeden Storm Enterprises, Inc. for $56,00, $25,000, $60,000, and $25,000 respectively.  The February convertible note carried a 5% rate of interest and was convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion   On October 1, 2013, we repaid the remaining outstanding balance on the February convertible note.   The July 1st convertible note carries an 8% rate of interest and the Note is convertible into common stock at the lower of $0.001 or 50% of the market price which shall be calculated as the lowest day during the preceding 20 days before conversion.  The July 19th convertible note carries an 8% rate of interest and the Note is convertible into common stock at the lower of $0.0015 or 50% of the market price which shall be calculated as the lowest day during the preceding 20 days before conversion.

On July 30, 2013, August 27, 2013, October 16, 2013 and December 19, 2013 we entered into a Securities Purchase Agreement and Convertible Promissory Note with LG Capital Funding, LLC for $52,000, $52,000, $52,000 and $27,000 respectively.  The convertible notes carry an 8% rate of interest and the Notes were convertible into common stock at a variable conversion price of 45% of the market price which shall be calculated as the average of the lowest days during the preceding 20 days before conversion.

On July 31, 2013, September 6, 2013, October 28, 2013, and January 23, 2014 we entered into a Securities Purchase Agreement and Convertible Promissory Note with LOMA Management Partners, LLC for $75,000, $20,000, $85,000 and $20,000 respectively.  The convertible note carries a 6% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 10 days before conversion.

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

On November 20, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with CCR Capital, LLC for $50,000.  The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of the lower of $.0018 or 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.

On November 20, 2013, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with JMJ Financial, Inc. for $60,000.  The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of the lower of $.0030 or 50% of the market price which shall be calculated as the lowest day during the preceding 25 days before conversion.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six months ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below are the sales of unregistered securities during the six months ended January 31, 2014 and through the filing date.

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

On December 19, 2013 we issued one convertible promissory note in the principal amount of $27,000 that bears interest at a rate of 8% per annum at a variable conversion price of 45% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion.  The issuance of the note was exempt from registration under Section 4 (a) (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On January 23, 2014 we issued one convertible promissory note in the principal amount of $20,000 that bears interest at a rate of 6% per annum at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 10 trading days before conversion.  The issuance of the note was exempt from registration under Section 4 (a) (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On December 9, 2013, we issued 73,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated May 31, 2013.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On December 24, 2013, we issued 13,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated May 31, 2013.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On January 7, 2014, we issued 25,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On January 20, 2014, we issued 14,400,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated May 31, 2013.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On January 21, 2014, we issued 35,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On January 23, 2014, we issued 51,455,700 common shares in one (1) transaction upon conversion of a convertible promissory note dated November 6, 2011.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On February 3, 2014, we issued 38,563,167 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 30, 2013.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On February 4, 2014, we issued 30,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On February 28, 2014, we issued 35,784,103 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 30, 2013.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Securities Purchase Agreement with LG Capital LLC dated December 19, 2013				X

10.2	Convertible Promissory Note with LOMA dated January 23, 2014				X

10.3	Convertible Promissory Note with CCR Capital, LLC dated February 18, 2014				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

March 24, 2014	BY:	/s/ John Powers
John Powers, President, Secretary and Treasurer (Principal Executive and Accounting Officer)

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Securities Purchase Agreement with LG Capital LLC dated December 19, 2013				X

10.2	Convertible Promissory Note with LOMA dated January 23, 2014				X

10.3	Convertible Promissory Note with CCR Capital, LLC dated February 18, 2014				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE