Form 10-Q
period 2014-04-30
Minerco Resources, Inc.
filed 2014-06-23
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

As of June 23, 2014 the registrant had 2,438,290,813 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Index
Consolidated Balance Sheets (unaudited)	4
Consolidated Statements of Expenses (unaudited)	5
Consolidated Statements of Cash Flows (unaudited)	6
Consolidated Notes to the Unaudited Financial Statements	7

Minerco Resources, Inc.
Consolidated Balance Sheets
(unaudited)
	April 30, 2014	July 31, 2013
ASSETS
Cash	$291,162	$123,710

Accounts Receivable	12,381	-

Inventory	107,617	-

Prepaid Expense	-	915

Current Assets	411,160	124,625

Other Assets

Product Development	45,000	15,000

Total Assets	$456,160	$139,625
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$118,411	$134,219

Loan Payable	46,100	-

Accounts Payable – Related Party	68,544	22,519

Convertible debt to related parties, net unamortized discount $-0- and $-0-	485,999	558,999

Convertible debt, net unamortized discount $361,558 and $298,764	438,342	127,311

Derivative liabilities	5,291,245	1,537,510

Total Current Liabilities	6,448,641	2,380,558

Long-term Debt	250,000	-

Total Liabilities	6,698,641	2,380,558

Stockholders’ Deficit

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 15,000,000 and 15,000,000 outstanding at April 30, 2014 and July 31, 2013, respectively	15,000	15,000

Common stock, $0.001 par value, 2,500,000,000 shares authorized, 2,237,138,550 and 1,185,426,462 outstanding at April 30, 2014 and July 31, 2013, respectively	2,237,138	1,185,426

Additional paid-in capital	10,178,691	4,377,884

Accumulated deficit	(18,673,310)	(7,819,243)

Total Stockholders’ Deficit	(6,242,481)	(2,240,933)

Total Liabilities and Stockholders’ Deficit	$456,160	$139,625

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco Resources, Inc.
Consolidated Statements of Expenses
(unaudited)

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013

Sales	$7,234	$-	$12,381	$-
Cost of Goods Sold	2,810	-	16,232	-
Gross Profit (Loss)	4,424	-	(3,851)	-

General and Administrative	164,697	138,787	650,717	167,917
Total Operating Expenses	164,697	138,787	650,717	167,917

Other Income (Expenses):
Interest Expense	(59,645)	(12,355)	(97,938)	(31,664)
Gain on Settlement of Debt	-	-	246	-
Gain/(Loss) on Derivative Liability	(7,670,678)	(36,887)	(9,357,921)	1,456,855
Accretion of discount on convertible notes	(212,872)	(6,674)	(743,886)	(577,090)
Total Other Expenses	(7,943,195)	(55,916)	(10,199,499)	(848,101)

Net Income (Loss)	$(8,103,468)	$(194,703)	$(10,854,067)	$680,184

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$0.00

Weighted Average Common Shares Outstanding	2,030,012,420	428,324,586	1,673,722,838	179,410,491

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco Resources, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	Nine months Ended April 30, 2014	Nine months Ended April 30, 2013
Cash Flows from Operating Activities

Net income (loss) for the period	$(10,854,067)	$680,184

Adjustments to reconcile net loss to net cash used in operating activities:
Gain/Loss on settlement of debt	-	-
(Gain)/Loss on derivative	9,357,921	(1,456,855)
Accretion of discount	743,886	577,090
Share based compensation	93,300	13,125

Changes in operating assets and liabilities:
Prepaid expense	915	-
Accounts payable and accrued liabilities	18,370	86,205
Accounts Receivable	(12,381)	-
Inventory	(107,617)	-
Accounts payable- related party	46,025	25,920
Net Cash Used in Operating Activities	(713,648)	(74,331)

Cash Flows from Investing Activities
Product Development	(30,000)
Net Cash Used in Investing Activities	(30,000)	-

Cash Flows from Financing Activities
Proceeds from convertible notes	799,500	79,250
Proceeds from loan payable	296,100	-
Payments on convertible note	(184,500)	-
Payments on related party debt	-	(4,000)
Net Cash Provided by Financing Activities	911,100	75,250

Net change in cash	(167,452)	919

Cash, Beginning of Period	123,710	-

Cash, End of Period	$291,162	$919

Supplemental disclosures of cash flow information

Cash paid for interest	-	1,300
Cash paid for income taxes	-	-

Non cash investing and financing activities:
Derivative liability re-classed to equity upon conversion of notes payable to common shares	$6,403,842	$901,492
Conversion of notes and interest into common shares	$358,377	$205,160
Conversion of common stock into preferred stock	$-	$51,860
Cancellation of conversion of debt-return of shares	$3,000	$2,845
Common stock issued for note receivable	$-	$25,500
Debt discounts due to derivative liabilities	$799,656	$56,000

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

2. Going Concern

Minerco Resources, Inc. (the “Company”) was incorporated in Nevada on June 21, 2007. The Company was engaged in the exploration stage from its June 21, 2007 (inception) to May 27, 2010.  In May 2010, it shifted its focus to developing, producing, and providing clean, renewable energy solutions in Central America.  On October 16, 2012, the Company added an additional line of business, Level 5 Beverage Company, Inc., a progressive specialty beverage retailer which is now its primary focus.  The Company has decided to divest of itself of its clean, renewable energy projects in Central America.  The Company has evaluated its clean energy projects in Central America and has determined they are too capital intensive to pursue at this time.

The Company has transitioned its focus to its specialty beverage market retailer, Level 5 Beverage Company, Inc., and its products.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the nine month period ended April 30, 2014, the Company has an accumulated deficit and minimal revenue The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2014.

 3. Accounting Policies

In the quarter ending April 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Revenue recognition – The Company recognizes revenue when persuasive evidence exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonable assured.  This typically occurs when the product is shipped.

Inventories – Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting.

4. Product Development

Product Development, net, at April 30, 2014 and July 31, 2013 consists of:

	2014	2013

Product Development	$45,000	$15,000
Less accumulated amortization	–	-

Product Development, net	$45,000	$15,000

On February 26, 2013, the Company entered into an Agreement (the “Premium Product Development Agreement”) with Power Brands, LLC, a California Limited Liability Company (“Power Brands”) to render product development services for Level 5 Beverage Company, Inc. (“Level 5”).  On February 26, 2013, the Company entered into an Agreement (the “Prototype Development Agreement”) with Power Brands to render prototype development services for Level 5.  Power Brands has delivered $115,500 worth of Product and Product Development Services as of April 30, 2014. The Company expensed the Product Development services.  The Company has determined the capitalized Product development to have a useful life of 3 years, and will amortize over their useful lives unless the lives are determined to be indefinite.

Minerco Resources, Inc.
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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on April 30, 2014.

	Level 1	Level 2	Level 3	Total
Assets- None	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$5,291,245	$5,291,245

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets- None	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$1,537,510	$1,537,510

6. Common Stock

During the nine months ended April 30, 2014, the Company issued 1,037,712,088 common shares for the conversion of $358,377 convertible promissory notes.  These notes converted at conversion rates between $0.0003 and $0.004.

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

On April 8, 2014, the Company issued 2,000,000 common shares pursuant to a settlement agreement.  The shares vested immediately.  The fair value of these shares was determined to be $34,800 and was expensed as stock compensation.

During the nine months ended April 30, 2014, a convertible promissory holder returned 3,000,000 of common share to the Company. The Company cancelled these shares and recorded the convertible debt of $3,000 for the convertible notes payable.

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)
7. Related Parties

On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer and former Chief Financial Officer for $320,301 and $267,998, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes were due on January 23, 2012.  The Convertible Promissory Notes due to former Chief Financial Officer for $267,998 has been assigned to former Chief Executive officer as of July 23, 2012.  On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer for $588,299.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  During the nine months ended April 30, 2014, the notes assigned to third parties converted $73,000 of the convertible note into common shares. (see footnote 6) . As of April 30, 2014, the total amount outstanding is $485,999.

As of April 30, 2014, the Company owes its Chief Executive Officer $60,341 in accrued salary ($7,000 per month) for the period May 15 through April 30, 2014 and $8,203 for advances made to the Company. The advances are due on demand and non interest bearing.

8.  Convertible note payable and derivative liabilities

During the nine months ended April 30, 2014, the Company received proceeds of $799,500 from convertible promissory notes.  These notes carry interest rates between 5% and 10%.  The notes are convertible at fixed conversion rates that range from $0.0012 to $0.004 or  variable conversion prices between 45% and 60% of the market price and shall be calculated using the lowest trading days during the preceding 5 to 25 days before conversion of whichever is lower .  The Company repaid $184,500 of the convertible during the nine months ended April 30, 2014. The total principal due at April 30, 2014 is $799,900.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

Derivative Liability:

The fair values of the convertible notes were determined to be $5,291,245 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $799,656 was recorded as debt discount and $1,734,572 was recorded as day one loss on derivative liability.  During the nine months ended April 30, 2014 and 2013, the Company recorded a loss on mark-to-market of the conversion options of $7,623,349 and $1,456,855, respectively. As of April 30, 2014 and July 31, 2013, the aggregate unamortized discount is $535,597 and $298,764, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at July 31, 2013:

Balance at July 31, 2013	$1,537,510
Debt discount	799,656
Day one loss on fair value	1,734,572
Loss on change in fair value	7,623,349
Write off due to conversion	(6,403,842)
Balance at April 30, 2014	$5,291,245

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of all the notes of $5,291,245. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.000560 to $0.02, a conversion price of  $0.0001 to $0.009, expected volatility of 25% to 462%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.004% to 0.11%. The discount on the convertible loan is accreted over the term of the convertible loan. During the nine months ended April 30, 2014, the Company recorded accretion of $743,886.

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

9. Commitments

Employment Agreements

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

10. Note payable

During the nine months ended April 30, 2014, Level 5 Beverage Company received proceeds of $46,100 from promissory notes. These notes have an interest rate of 10% and mature between July 6, 2014 and July 24, 2014. The total principal due at April 30, 2014 is $46,100.

On May 1, 2014, the Company entered into an agreement with Post Oak, LLC (“the Lender”), where, among other things, the Company and the Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Two Million Dollars ($2,000,000), or such lesser amount as may be borrowed by the Company as Advances under this line of credit.  The Line of Credit bears interest at the rate of ten percent per annum (10.00%) unless modified by certain provisions of the Line of Credit.  The entire outstanding principal balance amount of this Line of Credit is due and payable on April 30, 2016.  Company shall make one interest payment twelve months from the the date of each advance and one interest payment eighteen months from the date of each advance.  The Company is obligated to make a payment for the entire unpaid balance of all advances, plus any accrued interest, is due a “balloon” payment, in two years from the date of the Line of Credit Agreement.  As of April 30, 2014, there was $250,000 outstanding under this line of credit.

11. Subsequent Events

a)
On May 1, 2014, the Company entered into an agreement with Post Oak, LLC (“the Lender”), where, among other things, the Company and the Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Two Million Dollars ($2,000,000), or such lesser amount as may be borrowed by the Company as Advances under this line of credit.

b)	On May 13, 2014, the Company issued 20,000,000 common shares pursuant to a convertible promissory note dated July 23, 2012

c)
May 22, 2014, the “Company issued 105,000,000 shares of its common stock to JMJ Financial as payment under a $250,000 Promissory Note dated November 19, 2013 (the “Note”), which was previously filed with the Securities and Exchange Commission as Exhibit 10.2 to Form 10-Q on December 23, 2013.

d)	May 23, 2014, the “Company issued 50,000,000 shares of its common stock to LOMA Management Partners, LLC as payment under a $100,000 Promissory Note dated July 23, 2014 and restated February 22, 2014.

e)
On May 29, 2014, the “Company filed a Certificate of Designation to its Certificate of Incorporation with the Secretary of State of the State of Nevada setting forth the rights and preferences of the Series B Preferred Stock (the “Series B Shares”). The following is a summary of material provisions of the Series B Shares as set forth in the Certificate of Designations. The number of shares constituting Series B Preferred is 2,000,000.

f)	June 3, 2014, the “Company issued 26,150,685 shares of its common stock to Jim Erickson as payment under a $25,000 Promissory Note dated November 13, 2013.

g)
On June 4, 2014, the Company entered into an Agreement (the “Exchange Agreement”) with V. Scott Vanis, an individual and a member of our Board of Directors (the “Noteholder”), where, among other things, the Company and Noteholder exchanged a certain Note (inclusive of the principal amount, accrued and unpaid interest owed and other amounts owed in respect to the Note) for shares of the Company’s Series B Preferred Stock.  The Noteholder and the Company exchanged the Note, dated July 23, 2012, in the principal amount of $583,300 together will all interest and other amounts accrued thereon for the 105,000 shares of Series B Preferred Stock.

h)
On June 4, 2014, the Company entered into an Agreement (the “Exchange Agreement”) with Ann Powers, an individual (the “Noteholder”), where, among other things, the Company and Noteholder exchanged a certain Note (Inclusive of the principal amount, accrued and unpaid interest owed and other amounts owed in respect to the Note) for shares of the Company’s Series B Preferred Stock.  The Noteholder and the Company exchanged the Notes, dated September 27, 2013 in the principal amount of $25,000 together will all interest and other documents amount accrued thereon for 6,000 shares of Series B Preferred Stock.

i)
On June 4, 2014, the Company entered into an Agreement (the “Exchange Agreement”) with MSF International, Inc., a Belize Company (the “Noteholder”), where, among other things, the Company and Noteholder exchanged a certain Note (Inclusive of the principal amount, accrued and unpaid interest owed and other amounts owed in respect to the Note) for shares of the Company’s Series B Preferred Stock.  The Noteholder and the Company exchanged the Notes, dated July 1, 2013, July 19, 2013, September 6, 2013 and October 1, 2013, respectively in the principal amount of $25,000 ,$60,000, $20,000 and $35,000, respectively together will all interest and other documents amount accrued thereon for 212,000 shares of Series B Preferred Stock.

j)
On June 6, 2014, the Company entered into an Agreement (the “Exchange Agreement”) with LOMA Management Partners, LLC, a limited liability company domiciled in the State of New York (the “Noteholder”), where, among other things, the Company and Noteholder exchanged a certain Note (inclusive of the principal amount, accrued and unpaid interest owed and other amounts owed in respect to the Note) for shares of the Company’s Series B Preferred Stock.  The Noteholder and the Company exchanged the Notes, dated July 31, 2013, October 28, 2013, January 23, 2014 and April 23, 2014, respectively, in the principal amounts of $75,000, $85,000, $20,000 and $150,000, respectively, together will all interest and other amounts accrued thereon for 60,000 shares of Series B Preferred Stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended April 30, 2014 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Specialty Beverage Business

In September, 2012, we commenced the operations of Level 5 Beverage Company, Inc. (“Level 5”), a specialty beverage company which develops, produces, markets and distributes a diversified portfolio of all-natural and highly functional brands. Level 5 has developed or acquired exclusive rights to four separate and distinct brands: LEVEL 5™ Brand, COFFEE BOOST™ Brand and VitaminFIZZ® Brand. We have established a fourth brand, The Herbal Collection™, with a private partner to add to our all-natural portfolio.

We organically developed the LEVEL 5™ and COFFEE BOOST™ Brands, and we acquired the exclusive rights to the VitaminFIZZ® Brand from VITAMINFIZZ, L.P. in November, 2013. The Herbal Collection™ Brand is being developed by a private company with naming rights and expertise provided by Level 5.

LEVEL 5™ Brand

The LEVEL 5™ product line features four (4) distinct varieties, each with a unique flavor profile aimed at addressing a specific targeted result.  LEVEL 5™ is positioned as a lifestyle brand, with a delicious and convenient easy-to-drink shot format.

●	RISETM (Energy Supplement)

●	CURVES (Women’s Supplement)

●	ARMOR (Wellness Supplement)

●	FLEX (Workout Supplement)

All LEVEL 5™ products are formulated with proprietary blends of amino acids, essential vitamins and minerals, and natural adaptogens.  Each ingredient has been carefully selected for its taste profile and health benefit.  LEVEL 5™ is packaged in slender 2.5 oz. PET (plastic) bottles, which are sophisticated in design and offer on-the-go convenience.  The logo, graphics, and copy are designed to communicate the key branding elements:  energy, wellness, protection, and stamina.  The brand is premium priced, with a retail price of $2.99 for one 2.5 oz. container.

RISE™ is expected to continue to be the flagship product of the LEVEL 5™ brand in 2014, but we will continue to seek partners to develop the other products on a specialty basis: FLEX with a gym/fitness chains, CURVES with a women’s health specialist and ARMOR with wellness / health care groups.

More details about the LEVEL 5™ Brand are available from our brand website at: www.level5energy.com. Information from our website is not incorporated into this Quarterly Report on Form 10-Q.

COFFEE BOOST™ Brand

COFFEE BOOST™ is the 2nd Generation of the LEVEL 5™ - RISE™ product and is dual designed to be taken “straight up” or added to coffee for an all-natural, healthy alternative to synthetic flavored creamers and powders and was developed to provide all the benefits of the LEVEL 5™ Brand (great taste, functionality, low calories, and all-natural ingredients in a 2.5 oz. bottle). Currently, the COFFEE BOOST™ sku’s include:

1.	COFFEE BOOST™ – Coffee

2.	COFFEE BOOST™ – French Vanilla

3.	COFFEE BOOST™ – Hazelnut

4.	COFFEE BOOST™ – Mocha

COFFEE BOOST™ is packaged in slender 2.5 oz. PET (plastic) bottles, which are sophisticated in design and offer on-the-go convenience.  The logo, graphics, and copy are designed to communicate the key branding elements:  dual designed energy supplement in multiple coffee based flavors.  The brand is premium priced, with a retail price of $2.99 for one 2.5 oz. container; however, the product will be sold in multiple formats including blister packs (2, 3 and 4 units per pack) and sample packs of all four current flavors at a discount.

More details about the COFFEE BOOST™ Brand are available from our brand website at: www.drinkcoffeeboost.com. Information from our website is not incorporated into this Quarterly Report on Form 10-Q.

VitaminFIZZ® Brand

VitaminFIZZ®, developed by Power Brands Consulting, LLC in 2010, is a zero calorie, vitamin enhanced soda, similar in concept to the popular VitaminWater®, only in carbonated format. VitaminFIZZ® contains 100% of daily vitamin C and B vitamins and is zero calories. VitaminFIZZ® was extensively tested in the market in 2011, but the launch was delayed while the partners’ efforts were focused on other ventures. Level 5 acquired the exclusive, worldwide rights to VitaminFIZZ® in November, 2013.

Power Brands and the VITAMINFIZZ, L.P. partners have been successfully engaged in the beverage business for many years.  Under the terms of the agreement pursuant to which the rights to the brand were acquired, VITAMINFIZZ, L.P. has a right to appoint a director to serve on our board of directors and in accordance with such right, Darin Ezra, the CEO of Power Brands, has been appointed to serve on the Board of Directors of Level 5.

The re-vitalization is complete, and VitaminFIZZ® is scheduled to be launched on both coasts this summer. Once launched, more details about the VitaminFIZZ® Brand will be available from our brand website at: www.vitamin-fizz.com.  Information from our website is not incorporated into this Quarterly Report on Form 10-Q.

The Herbal Collection™ Brand

On March 2, 2014, Level 5 applied for, and expects to receive, the trademark: The Herbal Collection. The growth of the THC brand is twofold: 1) by tactically developing “product” in house while 2) strategically evaluating business relationships such as partnerships and Joint Ventures with other established companies in targeted, vertical markets. THC Brand is finalizing product development and partnerships with private and public companies. THC Brand is expected to be officially launched following the launch of VitaminFIZZ® this summer.

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

Business Operations

We first placed our products, RISE™ and COFFEE BOOST™, in retail stores on September 16, 2013. As of April 30, 2014, Level 5 had retail listings in over 400 stores and online listing through Amazon.com. As of the nine months ended April 30, 2014, our sales of RISE™ and COFFEE BOOST™ (original formulations) was $12,381.

VitaminFIZZ® and COFFEE BOOST™, both in new formulations and packaging will be re-launched this summer, starting in New York and California.

As of April 30, 2014 we had generated minimal revenue since inception and at April 30, 2014 we had an accumulated deficit of ($18,673,310), a stockholder’s deficit of ($6,242,481) and a net loss for the nine months ended April 30, 2014 of ($10,854,067) as compared to fiscal 2013, we had an accumulated deficit of ($7,819,243), a stockholder’s deficit of ($2,240,933) and a net loss of $547,403. There is substantial doubt regarding our ability to continue as a going concern.  Our operations are dependent upon our ability to: (1) generate sales, revenue and profit from our Level 5 products; (2) obtain necessary financing; and (3) effectively manage costs and/or attain profitable operations.   As such, the report of our independent certified auditor for the year ended July 31, 2013 is qualified subject to substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

Our results of operations are presented below:

	Three Months	Three Months
	Ended	Ended
	April 30, 2014	April 30, 2013

Sales	$7,234	$-
Cost of Goods Sold	2,810	-
Gross Profit (Loss)	4,424	-
General and Administrative	164,697	138,787
Total Operating Expenses	164,697	138,787
Other Income (Expenses):
Interest Expense	(59,645)	(12,355)
Gain/(Loss) on Derivative Liability	(7,670,678)	(36,887)
Accretion of discount on debt	(212,872)	(6,674)
Total Other Expenses	(7,943,195)	(55,916)
Net Income (Loss)	(8,103,468)	(194,703)
Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Common Shares Outstanding	2,030,012,420	428,324,586

Results of Operations for the Three months ended April 30, 2014

During the three months ended April 30, 2014 we incurred a net loss of $8,103,468, compared to a net loss of $194,703 during the same period in fiscal 2013. We had sales of $7,234 during the three months ended April 30, 2014 compared to $0 during the same period in fiscal 2013 as we released our products commercially in fiscal 2014.  The difference in our net loss during the three months ended April 30, 2014 was primarily due to an increase in net loss on derivative liability which was caused by our increase in price per share of our common stock. As of June 6, 2014, our principal balances of Convertible Promissory Notes was decreased substantially which will substantially reduce our derivative liability going forward.

Our total general and administrative expenses for the three months ended April 30, 2014 were $164,697, compared to operating expenses of $138,787 during the same period in fiscal 2013. Our total general and administrative expenses during the three months ended April 30, 2014 consisted of $21,000 in compensation expense, $88,134 in professional fees, $47,445 in public company expenses and $21,098 in general and administrative expense and during the three months ended April 30, 2013 consisted entirely of general and administrative expenses, and other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Our results of operations are presented below:

	Nine months	Nine months
	Ended	Ended
	April 30, 2014	April 30, 2013
Sales	$12,381	$-
Cost of Goods Sold	16,233	-
Gross Profit (Loss)	(3,851)	-

General and Administrative	650,717	167,917
Total Operating Expenses	650,717	167,917

Other Income (Expenses):
Interest Expense	(97,938)	(31,664)
Gain on Settlement of Debt	246	-
Gain/(Loss) on Derivative Liability	(9,357,921)	1,456,855
Accretion of discount on debt	(743,886)	(577,090)
Total Other Expenses	(10,199,499)	(848,101)

Net Income (Loss)	$(10,854,067)	$680,184

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$0.00

Weighted Average Common Shares Outstanding	1,673,722,838	179,410,491

Results of Operations for the Nine months ended April 30, 2014

During the nine months ended April 30, 2014 we incurred a net loss of $10,854,067 compared to a net gain of $680,184 during the same period in fiscal 2013. We had sales of $12,381 during the nine months ended April 30, 2014 compared to $0 during the same period in fiscal 2013 as we released our products commercially in fiscal 2014.  The increase in our net loss during the nine months ended April 30, 2014 was primarily due to an increase on general and administrative expenses (due to our beverage operations) and loss on derivative liability which was caused by our increase in price per share of our common stock. As of June 6, 2014, our principal balances of Convertible Promissory Notes was decreased substantially which will substantially reduce our derivative liability going forward.

Our total general and administrative expenses for the nine months ended April 30, 2014 were $650,717, compared to operating expenses of $167,917 during the same period in fiscal 2013. The increase was due to an increase in compensation, consulting and professional fees.  Our total general and administrative expenses during the nine months ended April 30, 2014 consisted of $63,000 in compensation expense, $138,451 in professional fees, $76,500 in consulting fees, $278,034 in public company expenses and $94,731 in general and administrative expense and during the nine months ended April 30, 2013 consisted entirely of general and administrative expenses and other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Liquidity and Capital Resources

As of April 30, 2014, we had $291,162 in cash, $12,381 in accounts receivable and $107,617 in inventory and $456,160 in total assets, $6,698,641 in total liabilities and a working capital deficit of $6,037,481. Cash flow used in operating activities was $713,648, cash flow used in investing activities was $30,000 and cash flow provided by financing activities was $911,100 during the nine months ended April 30, 2014.

During the nine months ended April 30, 2014 our monthly cash requirements to fund our operating activities was approximately $78,683. Our cash on hand of $291,162, as of April 30, 2014, together with our line of credit for $2,000,000 should allow us to continue to operate for thirty-one months until we receive Level 5 revenue proceeds and additional financings. We estimate our planned expenses for the next 24 months (beginning February 2014) to be approximately $5,200,000, as summarized in the tables below.

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

Future Financings

Our financial statements for the nine months ended April 30, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any minimal adjustments that might result from the outcome of this uncertainty.

As of April 30, 2014, we have only generated revenues from our startup stage Beverage Business, have achieved losses since inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project or Sayab Wind Project, or from any of the hydro-electric projects in which we acquire an interest. As a new competitor in the beverage line of business, there can be no assurance we will generate any revenue from the sale of any such products and our future cash needs vary from those estimated. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.  In addition, we require funds to meet our current operating needs and to repay certain demand note obligations and other convertible debt obligations that will mature shortly.

We had $291,162 in cash as of April 30, 2014. We intend to raise the balance of our cash requirements for the next 12 months from revenues received from sale of our Level 5 products, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) and a $2,000,000 line of credit form an investor that is secured by a pledge of our shares of Series B preferred stock.  The line of credit has conditions, which must be met before we receive funding and there can be no assurance that we will continue to meet such conditions. If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any third party to provide us with financing other than the line of credit, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as of April 30, 2014:

	Original Amount	Remaining Balance on 04/30/2014	Remaining Balance on 6/23/2014	Date of Issuance	Maturity Date	Features
Convertible Promissory Note	583,300	362,539	0	7/23/2012	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days. * Affiliate
Convertible Promissory Note	100,000	55,658	55,658	3/22/2013	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days. ** Assigned and restated on 3/22/2013 from $583,300 Note, dated 7/23/2012
Convertible Promissory Note	100,000	38,279	38,279	3/22/2013	On Demand	5% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days. ** Assigned and restated on 3/22/2013 from $583,300 Note, dated 7/23/2012
Convertible Promissory Note	25,000	26,711	0	7/1/2013	7/1/2014	8% interest rate converts at the lower of $0.001 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	60,000	62,392	0	7/19/2013	7/19/2014	8% interest rate converts at the lower of $0.0015 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	20,000	20,000	20,000	2/21/2014	8/21/2014	variable interest rate converts at the lower of $.0030 or 60% of market based on the lowest day during the preceding 25 days
Convertible Promissory Note	75,000	48,986	0	7/31/2013	5/1/2014	6% interest rate converts at a variable conversion price of 50% of the market based on the lowest day during the preceding 10 days
Convertible Promissory Note	25,000	25,330	25,330	3/3/2014	9/1/2014	8% interest rate converts at the lower of $.00120 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	25,000	26,202	0	9/27/2013	3/26/2014	8% interest rate converts at 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	35,000	36,651	0	10/1/2013	3/30/2014	8% interest rate converts at the lower of $.0040 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	153,500	154,206	154,206	4/9/2014	10/9/2014	8% interest rate converts at a variable conversion price of 50% of the market based on the lowest day during the preceding 20 days
Convertible Promissory Note	20,000	20,320	0	9/6/2013	3/6/2014	8% interest rate converts at the lower of $.0040 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	85,000	87,603	0	10/28/2013	4/28/2014	6% interest rate converts at a variable conversion price of 50% of the market based on the lowest day during the preceding 10 days
Convertible Promissory Note	25,000	26,158	0	11/13/2013	5/13/2014	10% interest rate converts at the lower of $.001 or 50% of market based on the lowest day during the preceding 25 days
Convertible Promissory Note	60,000	60,000	0	11/20/2013	5/20/2014	variable interest rate converts at the lower of $.0030 or 60% of market based on the lowest day during the preceding 25 days
Convertible Promissory Note	50,000	51,774	0	11/20/2013	5/20/2014	8% interest rate converts at the lower of $.0018 or 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	150,000	150,690	0	4/23/2014	10/23/2014	8% interest rate converts at 50% of market based on the lowest day during the preceding 5 days
Convertible Promissory Note	20,000	20,320	0	1/23/2014	7/23/2014	6% interest rate converts at a variable conversion price of 50% of the market based on the lowest day during the preceding 10 days
Line of Credit	250,000	250,000	250,000	5/1/2014	5/1/2016	10% interest rate, one interest payment due in 12 months, one interest payment due in 18 months and balance due in 24 months
Level 5 Notes Payable	46,100	47,215	47,215	1/6/2014	7/24/2014	10% interest rate
*Note held by our current Chairman of the Board of Directors

**Assigned and restated from $583,300 Note, dated 7/23/2012

Outstanding Notes

As of April 30, 2014, our obligations under outstanding notes totaled an aggregate principal amount of $1,285,899.  Of such amount $782,399 is due on demand, $375,00 is past due, $25,000 is July 1, 2014, $60,000 is July 19, 2014, $20,000 is due July 23, 2014, $20,000 is due August 21, 2014, $25,000 is due September 1, 2014, $153,500 is due October 9, 2014 and $150,000 is due October 23, 2014. As of April 30, 2014, we do not have sufficient funds to all of the past due or future notes.

As of April 30, 2014, our obligations under outstanding convertible notes totaled an aggregate principal amount of $1,285,899. As of June 23, 2014, our obligations under outstanding convertible notes totaled an aggregate principal amount of $293,474

On July 23, 2012, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer for $588,299.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes are due on demand. On March 22, 2013, $200,000 of the note was purchased by, assigned to and restated for unrelated third parties: $100,000 to MSF International, Inc. and $100,000 to FTB Enterprises, Inc. As of June 23, 2014, the remaining balances of these Notes are $0.00, $38,279 and $55,658, respectively.

On each of February 1, 2013, July 1, 2013, July 19, 2013 and November 13, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Braeden Storm Enterprises, Inc. for $56,000, $25,000, $60,000, and $25,000 respectively.  The February convertible note carried a 5% rate of interest and was convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion   On October 1, 2013, we repaid the remaining outstanding balance on the February convertible note.   The July 1st convertible note carries an 8% rate of interest and the Note is convertible into common stock at the lower of $0.001 or 50% of the market price which shall be calculated as the lowest day during the preceding 20 days before conversion.  The July 19th convertible note carries an 8% rate of interest and the Note is convertible into common stock at the lower of $0.0015 or 50% of the market price which shall be calculated as the lowest day during the preceding 20 days before conversion. As of June 23, 2014, the remaining balances of these Notes are $0.00, $0.00, $0.00 and $0.00, respectively.

On July 31, 2013, September 6, 2013, October 28, 2013, January 23, 2014 and April 23, 2014 we entered into a Securities Purchase Agreement and Convertible Promissory Note with LOMA Management Partners, LLC for $75,000, $20,000, $85,000, $20,000 and $150,000 respectively.  The convertible note carries a 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 10 days before conversion. As of June 23, 2014, the remaining balances of these Notes are $0.00, $0.00, $0.00 and $0.00, respectively.

On September 27, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Ann Powers for $25,000.  The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion. As of June 23, 2014, the remaining balance of this Note is $0.00.

On October 1, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Braeden Storm Enterprises, Inc. for $35,000.  The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of the lower of $.0040 or 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion. As of June 23, 2014, the remaining balance of this Note is $0.00.

On November 20, 2013, we entered into a Securities Purchase Agreement and Convertible Promissory Note with CCR Capital, LLC for $50,000.  The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of the lower of $.0018 or 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion. As of June 23, 2014, the remaining balance of this Note is $0.00.

On November 20, 2013 and February 21, 2014, we entered into a Promissory Note with JMJ Financial for $60,000 and $20,000 respectively.  The promissory note carries an Original Issue Discount (OID) of approximately 11%, a 0% rate of interest if paid within 90 days, 12% one-time interest charge after 90 days, and the Note is convertible into common stock at a variable conversion price of the lower of $.003 or 60% of the market price which shall be calculated as the lowest day during the preceding 25 days before conversion. As of June 23, 2014, the remaining balances of these Notes are $0.00, $20,000, respectively.

On March 3, 2014, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Micaddan Consultants for $25,000.  The convertible note carries 8% rate of interest and the Note is convertible into common stock at a variable conversion price of the lower of $0.0012 or 50% of the market which shall be calculated as the lowest day during the preceding 5 days before conversion. As of June 23, 2014, the remaining balance of this Note is $25,330.

On April 9, 2014, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Union Capital for $153,500.  The convertible note carries 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market which shall be calculated as the lowest day during the preceding 20 days before conversion. As of June 23, 2014, the remaining balance of this Note is $154,206.

During the nine months ended April 30, 2014, Level 5 received proceeds of $46,100 from promissory notes. These notes have an interest rate of 10% and mature between July 6, 2014 and July 24, 2014. The total principal due as of April 30, 2014 is $46,100.

On May 1, 2014, the Company entered into an agreement with Post Oak, LLC (“the Lender”), where, among other things, the Company and the Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Two Million Dollars ($2,000,000), or such lesser amount as may be borrowed by the Company as Advances under this line of credit.  The Line of Credit bears interest at the rate of ten percent per annum (10.00%) unless modified by certain provisions of the Line of Credit.  The entire outstanding principal balance amount of this Line of Credit is due and payable on April 30, 2016.  Company shall make one interest payment twelve months from the date of each advance and one interest payment eighteen months from the date of each advance.  The Company is obligated to make a payment for the entire unpaid balance of all advances, plus any accrued interest, is due a “balloon” payment, in two years from the date of the Line of Credit Agreement.  As of April 30, 2014, there was $250,000 outstanding under this line of credit.

Product Research and Development

The Company’s Research and Development (R&D) consisted of formulating the LEVEL 5™ product line including: RISE™, COFFEE BOOST™, CURVES, FLEX and ARMOR.  The Company spent $-0- in the three and nine months ending April 30, 2014 and $-0- in the three and nine months ended April 30, 2013 in R&D activities. The R&D for LEVEL 5™ is the only R&D activities since the Company’s inception. The Company anticipates spending $100,000 in R&D activities over the next two fiscal years. The Company spent $38,360 on management and consulting fees activities for this product line. These fees have been recorded as selling, general, and administrative fees.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance that the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the nine months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 15, 2014, the Company filed a complaint and sued JMJ Financial relating to an alleged illegal conversion pursuant to a Promissory Note, dated November 19, 2013, in the Circuit Court of.11th Judicial Circuit in and for Miami-Dade County. The suit alleges the Note violates Florida’s usury laws and is, therefore, unenforceable. Minerco seeks (a) a declaratory judgment that the Note is null and void ab initio, and (b) preliminary and permanent injunctive relief prohibiting JMJ from converting any purported amounts owed pursuant to the Note into shares of Minerco’s common stock. In May, 2014, the injunctive relief bond was set at $2,500,000, cash, which we did not satisfy. Therefore, Minerco did not receive injunctive relief from the court at that time. Minerco and the Court are awaiting the Response from JMJ which is due in June, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below are the sales of unregistered securities during the nine months ended April 30, 2014 and through the filing date.

On February 21, 2014, we entered into a Promissory Note with JMJ Financial in the principal amount of $20,000.  The promissory note carries an Original Issue Discount (OID) of approximately 11%, a 0% rate of interest if paid within 90 days, 12% one-time interest charge after 90 days, and the Note is convertible into common stock at a variable conversion price of the lower of $.003 or 60% of the market price which shall be calculated as the lowest day during the preceding 25 days before conversion.  The issuance of the note was exempt from registration under Section 4 (a) (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On March 3, 2014, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Micaddan Consultants for a loan in the principal amount of $25,000.  The convertible note carries 8% rate of interest and the Note is convertible into common stock at a variable conversion price of the lower of $0.0012 or 50% of the market which shall be calculated as the lowest day during the preceding 5 days before conversion.  The issuance of the note was exempt from registration under Section 4 (a) (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On April 8, 2014, we issued 8,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On April 8, 2014, we issued 2,000,000 common shares in one (1) transaction pursuant to a settlement agreement.

On April 9, 2014 we issued one convertible promissory note in the principal amount of $153,500 that bears interest at a rate of 8% per annum at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion.  The issuance of the note was exempt from registration under Section 4 (a) (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On April 11, 2014, we issued 30,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On April 22, 2014, we issued 30,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On April 23, 2014 we issued one convertible promissory note in the principal amount of $150,000 that bears interest at a rate of 8% per annum at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 5 trading days before conversion.  The issuance of the note was exempt from registration under Section 4 (a) (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On April 25, 2014, we issued 50,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On May 13, 2014, we issued 20,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, in reliance upon section 4(a)(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering.  The recipients of the securities in each of these transactions represented their intentions to accrue the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Securities Purchase Agreement with Micaddan Consulting dated March 3, 2014				X

10.2	Securities Purchase Agreement with Union Capital dated April 9, 2014				X

10.3	Securities Purchase Agreement with LOMA dated April 23 2014	8-K	6/9/2014	10.8

10.4	Line of Credit with Post Oak, LLC dated May 1, 2014	8-K	5/7/2014	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

June 23, 2014	By:	/s/ John F. Powers
John F. Powers,
President, Secretary and Treasurer (Principal Executive and Accounting Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Securities Purchase Agreement with Micaddan Consulting dated March 3, 2014				X

10.2	Securities Purchase Agreement with Union Capital dated April 9, 2014				X

10.3	Securities Purchase Agreement with LOMA dated April 23 2014	8-K	6/9/2014	10.8

10.4	Line of Credit with Post Oak, LLC dated May 1, 2014	8-K	5/7/2014	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE