Form 10-K
period 2014-07-31
Minerco Resources, Inc.
filed 2014-11-07
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2014

Commission File Number:   333-156059

MINERCO RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

800 Bering Drive
Suite 201
Houston, TX 77057
(Address of principal executive offices, including zip code.)

(888) 473-5150
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2014: $3,050,053.

At October 31, 2014, 2,828,775,598 shares of the registrant’s common stock were outstanding.

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

Company Overview

Our principal offices are located at 800 Bering Drive, Suite 201, Houston, TX 77057.  Our telephone number is 888-473-5150.  Information about our businesses can be obtained from our website www.minercoresources.com. Information on website is not incorporated by reference into this report.

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

Specialty Beverage Business

In September, 2012, we started Level 5 Beverage Company, Inc. (“Level 5”), a specialty beverage company which develops, produces, markets and distributes a diversified portfolio of forward-thinking, good-for-you consumer brands. Level 5 has developed or acquired exclusive rights to four separate and distinct brands: VitaminFIZZ®, Vitamin Creamer®, COFFEE BOOST™ and the LEVEL 5® Brand. We have established a fifth brand, The Herbal Collection™, with a private partner to add to our portfolio, and The Herbal Collection has been transferred out of Level 5 and assigned to Minerco.  At July 31, 2014, our only beverage sales have come from the sale of our COFFEE BOOST™ of which we have sold $12,381.

We organically developed the LEVEL 5® and COFFEE BOOST™ Brands, and we acquired the exclusive, worldwide rights to the VitaminFIZZ® Brand from VITAMINFIZZ, L.P. in November, 2013. In 2014, we acquired 100% of the right, title and intellectual property to the Vitamin Creamer® Brand. The current focus of our business is on the VitaminFIZZ® brand. We are currently completing the research and development of the VitaminCreamer® brand to include a Boost and Relax, and Minerco is pilot testing The Herbal Collection™ brand with target consumers in specialized markets.

More information about Level 5 Beverage Company, Inc. is available from our website at: www.level5beverage.com.  Information from our website is not incorporated into this Annual Report on Form 10-K.

Our Brands

VitaminFIZZ® Brand

VitaminFIZZ®, developed by Power Brands Consulting, LLC in 2010, was launched in 2014 and is a zero calorie, vitamin enhanced lightly sparkling water, similar in concept to the popular VitaminWater®, only in carbonated format. VitaminFIZZ® contains 100% of daily vitamin C, 100% of daily vitamin B6 and B12 and is zero calories. VitaminFIZZ® is also non-GMO (no genetically modified organism) and is certified Kosher. Level 5 acquired the exclusive, worldwide rights to VitaminFIZZ in November, 2013.  The suggested retail price is between $1.29 and $1.49 per 17 oz. bottle and is based on geographic region and strength of sales.

We launched VitaminFizz® in June of 2014 in select New York and Southern California locations. The 17 oz. slim plastic bottle packaging was hard launched in August, 2014 in New York City and Southern California and has been very well received. VitaminFIZZ® is currently available in six (6) flavors: Lemon-Lime, Orange-Mango, Strawberry-Watermelon, Black Raspberry, Strawberry Lemonade and Coconut-Pineapple. Additional flavors, and possibly smaller sizes, are expected in 2015.

As of October 31, 2014, VitaminFIZZ® is available in over 500 retail locations in New York City and Southern California and is also available in our online store at Amazon.com. Locations include a mix of major chain and independent placements. A complete list of retail locations is available on www.vitamin-fizz.com.

As of October 31, 2014, VitaminFIZZ® had sold or placed for sale (including direct sales, promotions and Purchase Orders) approximately 20,000 cases of five flavors (Coconut-Pineapple was delayed).

More details about the VitaminFIZZ® Brand are available from our brand website at: www.vitamin-fizz.com.  Information from our website is not incorporated into this Annual Report on Form 10-K.

COFFEE BOOST™ Brand

COFFEE BOOST™ is the 2nd Generation of the LEVEL 5™ - RISE™ product and is dual designed to be taken “straight up” or added to coffee for an all-natural, healthy alternative to synthetic flavored creamers and powders and was developed to provide all the benefits of the LEVEL 5™ Brand (great taste, functionality, low calories, and all-natural ingredients in a 2.5 oz. bottle). Currently, the sku’s include:

1.	COFFEE BOOST™ – Coffee

2.	COFFEE BOOST™ – French Vanilla

3.	COFFEE BOOST™ – Hazelnut

4.	COFFEE BOOST™ – Mocha

COFFEE BOOST™ is packaged in slender 2.5 oz. PET (plastic) bottles, which are sophisticated in design and offer on-the-go convenience.  The logo, graphics, and copy are designed to communicate the key branding elements:  dual designed energy supplement in multiple coffee based flavors.  The brand is premium priced, with a retail price of $2.99 for one 2.5 oz. container; however, the product will be sold in multiple formats including blister packs and sample packs of all four current flavors at a discount.

On July 23, 2014, we produced all four (4) flavors of COFFEE BOOST™ and began selling the Brand in select New York City and Southern California locations and also on our online store at Amazon.com.

With the acquisition of VitaminCreamer® in 2014, we plan to incorporate Coffee Boost™ (name and functionality) into the VitaminCreamer® product line.

More details about the COFFEE BOOST™ Brand are available from our brand website at: www.drinkcoffeeboost.com. Information from our website is not incorporated into this Annual Report on Form 10-K.

VitaminCreamer® Brand

In June, 2014, we acquired 100% of the right, title and intellectual property to the VitaminCreamer® Brand.

Vitamin Creamer® with Coffee Boost™ (or Boost): Merging these two cutting edge concepts into one powerful range of products seems inevitable. We believe that The VitaminCreamer® with Boost range of coffee creamer and enhancement products will solidify Level 5’s position in the very strong and very lucrative coffee and creamer markets. Level 5 intends to merge the brands to include a range of cutting edge products with 2 main drivers: (1) increasing consumers’ nutritional and vitamin intake; and (2) increasing function and flavor to the coffee drinkers’ experience.

The VitaminCreamer® product line will include three functions: (1) Vitamin Creamer - Original; (2) Vitamin Creamer Boost; and (3) Vitamin Creamer Relax. The Original version is being designed not to interfere with the daily coffee but is expected to enhance the nutritional value; the Boost version is expected to provide all the benefits of the Original version and will also add an enhanced energy boost; and the Relax version is expected to provide all the benefits of the Original version and will also take the edge off for caffeine sensitive consumers.

The VitaminCreamer® product line will include at least two packaging sizes: (1) Trial / Single-serve size (2 oz.) for on-the-go consumers; and (2) Take home size (12 oz.) for daily home and/or office consumers. The available flavors and exact volume specifications per container should be released at a later date.

Level 5 with PowerBrands, the leading beverage development company in the US, are diligently working with US supplement and ingredient suppliers to create this cutting-edge breakthrough in the coffee and creamer market. PowerBrands with their award winning food scientists and highly decorated package design team, who also created the stand alone brands of VitaminCreamer® and CoffeeBoost™, are fully dedicated to and actively creating the world’s leading coffee and creamer products for Level 5.

Exact specifications and dates are to be determined; however, we expect VitaminCreamer® to be finalized in early calendar year 2015.

LEVEL 5® Brand

The LEVEL 5® product line features four (4) distinct varieties, each with a unique flavor profile aimed at addressing a specific targeted result.  LEVEL 5® is positioned as a lifestyle brand, with a delicious and convenient easy-to-drink shot format.

●	RISETM (Energy Supplement)

●	CURVES (Women’s Supplement)

●	ARMOR (Wellness Supplement)

●	FLEX (Workout Supplement)

All LEVEL 5® products are formulated with proprietary blends of amino acids, essential vitamins and minerals, and natural adaptogens.  Each ingredient has been carefully selected for its taste profile and health benefit.  LEVEL 5™ is packaged in slender 2.5 oz. PET (plastic) bottles, which are sophisticated in design and offer on-the-go convenience.  The logo, graphics, and copy are designed to communicate the key branding elements:  energy, wellness, protection, and stamina.  The brand is premium priced, with a retail price of $2.99 for one 2.5 oz. container.

We intend to continue to seek partners to develop specialty products for the Level 5® Brand: RISE™ with rapidly deployed personnel, FLEX with a gym/fitness chains, CURVES with a women’s health specialist and ARMOR with wellness / health care groups.

The Herbal Collection™ Brand

The Herbal Collection trademark was applied for by Level 5 in March, 2014. While we wait for the trademark to be approved, we have transferred the rights for the mark and the Brand to Minerco. The Herbal Collection™ will partner with a private company to execute the business plan. During the lengthy trademark process, we continue to complete Research and Development and expect to have The Herbal Collection in the pilot testing phase in early 2015.

Target Market

We have positioned our brands to appeal to the growing category of consumers who choose products based on their nutritional and functional benefits.  More specifically, we are targeting the on-the-go health and wellness oriented consumers who lead active professional and social lifestyles.  This consumer segment spans the entire demographic spectrum of consumers that share an awareness of the health benefits associated with functional beverages and are willing to explore new items offering superior taste and efficacy.

Retail Activation

We provide health and wellness oriented individuals a beverage solution for “On-the-Go” (OTG) demand.  We are targeting conventional retail distribution for the brands, including natural and organic chain grocery stores (such as Whole Foods) for our functional brands, conventional chain and independent grocery accounts, drug stores, club stores, and mass merchandisers. We have contracted with third party Direct-Store-Delivery (DSD) distributors, such as Avanzar, to transport and merchandise the product line.  Additionally, our products will be available for sale directly to consumers through our website and Amazon.com.

Through our distributors on both the east and west coasts, we have launched VitaminFizz® in California and New York and are actively and aggressively supporting the bi-coastal launch. We intent to follow distribution of these products with our VitaminCreamer® (with COFFEE BOOST™ integrated) and The Herbal Collection™ Brands in the coming year.

Through our distributor in California (Avanzar), we previously soft launched VitaminFizz®, RISETM and COFFEE BOOSTTM in Southern California, our targeted region for pilot testing before expanding into multiple markets and ultimately national distribution. We have also made our products available through our websites and on Amazon.com. We intend to do the same with our other products.

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

All of our products are distributed by regional third party direct-store-delivery (DSD) distributors focusing primarily on natural retail channels, conventional grocery, drug, mass and club channels, and secondarily focused on gas and convenience channels, as well as specialty retail (fitness clubs and gyms).  The Company’s management team, specifically our Brand Manager, will train all participating distributors’ sales and merchandising personnel.

We have entered into an agreement with Avanzar, in Southern California, to distribute our entire line of products in California. The Distribution Agreement provides that Avanzar has the exclusive right to sell and distribute our current products in the following California counties:  Los Angeles, Riverside, San Bernardino, Orange County, San Diego County, and Imperial.  The Distribution Agreement also provides that Avanzar shall have a right of first refusal for the distribution of any similar products developed in the future.

We have entered into an agreement with Drink King, in New York, to distribute our entire line of products, starting with VitaminFIZZ®. The Distribution Agreement provides that Drink King has the exclusive right to sell and distribute our current products in the following New York locations or counties:  Brooklyn (Kings County), Staten Island (Richmond County), Queens (Queens County), Bronx (Bronx County), Manhattan (New York County), Long Island (Suffolk and Nassau Counties), Westchester County, Rockland County.  The Distribution Agreement also provides that Drink King shall have a right of first refusal for the distribution of any similar products developed in the future.

On October 24, 2014 (Effective September 15, 2014), we entered into an Membership Interest Purchase Agreement with Avanzar Sales and Distribution, LLC to acquire the controlling interest in Avanzar. Level 5 acquired an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest for the Purchase Price of $500,000 with a twenty-one percent (21%) Option and Second Option to acquire up to seventy-five percent (75%) of Avanzar. The Agreement is Effective as of September 15, 2014.

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

Quality Control

We are committed to building products that meet or exceed the quality standards set by the U.S. government. Our products are made from high quality, all natural ingredients. We ensure that all of our products satisfy our quality standards. Contract manufacturers are selected and monitored by our own quality control representatives in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by our contract manufacturers are analyzed and categorized in a reference library. The manufacturing process steps include source selection, receipt and storage, filtration, disinfection, bottling, packaging, in-place sanitation, plant quality control and corporate policies affecting quality assurance. In addition, in the future, we will attempt to ensure that each bottle is stamped with a production date, time, and plant code to quickly isolate problems should they arise.

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

Growth Strategy

Our growth strategy includes:

●	Securing additional distributors within the United States and globally;
●	Increasing brand awareness of all of our products;
●	Securing additional chain, convenience and key account store listings for our products across United States and globally;
●	Providing online sales through various online channels;
●	Rolling out the additional products in our brand umbrella (including VitaminCreamer® and The Herbal Collection™);
●	Continuing to vertically and strategically integrate our beverage business; and
●	Expanding our brand portfolio to other segments (through development and/or acquisition).

U.S. Beverage Market

The U.S. liquid refreshment beverage market stayed essentially unchanged in size in 2013, according to newly released preliminary data from the Beverage Marketing Corporation. Its flatness followed three years of growth. Total liquid refreshment beverage volume stood at 30.2 billion gallons in 2013. 1

Niche categories continued to outperform traditional mass-market categories. Premium beverages such as energy drinks and, especially, ready-to-drink (RTD) coffee advanced particularly forcefully during 2013. Aggressive pricing contributed to the sizeable increase in bottled water volume. Larger, more established segments such as carbonated soft drinks and fruit beverages failed to grow once again.

RTD coffee moved forward faster than all other segments with a 6.2 percent volume increase in 2013. Nonetheless, the segment accounted for a relatively small share of total liquid refreshment beverage volume. Indeed, it was the smallest, trailing even value-added water, which registered the largest decline of any liquid refreshment beverage type (despite a strong showing by Glaceau Smartwater). Energy drinks advanced by 5.5 percent, but also remained fairly modest in size and didn't match the double-digit volume gains of the prior two years. Not surprisingly, no energy drink, RTD coffee or value-added water brand ranked among the leading trademarks by volume. 1

Carbonated soft drinks remained by far the biggest liquid refreshment beverage category, but they continued to lose both volume and market share. Volume slipped by 3.2 percent from 13.3 billion gallons in 2012 to 12.9 billion gallons in 2013, which lowered their market share from 44 percent to less than 43 percent. Even so, certain soda trademarks, such as Canada Dry and certain varieties of Mountain Dew, did achieve growth. Moreover, carbonated soft drinks accounted for five of the 10 biggest beverage trademarks during 2013, with Coca-Cola and Pepsi-Cola retaining their usual first and second positions. 1

“Beverages endured a transitional year in 2013,” says Michael C. Bellas, chairman and CEO, Beverage Marketing Corporation. “Even in the face of economic challenges, healthier products thrived and even formerly floundering segments like RTD coffee demonstrated their potential. Certainly the state of the economy is crucial for overall beverage category success, but so are products that connect with the evolving American consumer.”

Carbonated Soda Drinks (CSDs)

The consumption of CSDs has been declining in developed markets over the past few years. The situation in the U.S. is a key example of this trend – per capita consumption of CSDs peaked around 1998 at about 54 gallons a year. Today, the figure stands at around 44 gallons a year. A major reason behind this has been growing consumer awareness about negative health impacts of CSDs. A research paper recently published in the American Journal of Public Health concluded: “Soft drink consumption is significantly linked to overweight, obesity, and diabetes prevalent worldwide.” This certainly is bad news for major cola companies whom have been hit hard by this trend. 2

Unlike the mature CSD market which is dominated by two or three big companies, small individual brands have a stronghold in the carbonated water segment. Sparkling ICE, owned by Talking Rain, is the largest individual brand in carbonated water with 21%-plus of the overall sales in FY2013. Its market share increased by nearly 10% year on year during this period. LaCroix, Topo Chico and Cascade Ice water are other brands which together constitute ~11% of this market. 3

This carbonated water category also faces stiff competition from private labels, which account for over one-fourth of this category. Private labels offer relatively cheaper prices and thus appeal to price sensitive consumers. Going forward, the beverage giants will look to leverage its wide distribution channels and compete with private labels on the pricing front in order to advance in the sparkling bottled water market. 3

Functional Beverages

The general trend toward a consumer preference for functional beverages is evident in nearly every beverage segment.    The accelerated pace of innovation has increased the pressure on beverage companies to stay ahead of the pack by delivering new and interesting flavors, healthier ingredients and enhanced functionality to consumers who are bombarded with choices. U.S. retail sales of natural and organic foods and beverages rose to nearly $29B in 2011, an increase of 9% over the previous year, and 63% higher than sales five years earlier, according to the Organic Trade Association’s Organic Industry Survey (2011). 1

Perhaps the best illustration of the growing consumer demand for functional benefits from their beverages is the relatively recent emergence of the $8.9 billion energy drink category.  This category didn’t exist until the introduction of Red Bull in 1997.  It continues to be the fastest growing segment in the beverage industry, up 14.3% in retail dollar volume versus one year ago.  This category is dominated by three top brands with national distribution:  Red Bull, Monster and RockStar, however, there are many smaller and regional brands throughout the U.S.  While core energy drink consumers are 18-24 year old males, trends indicate that females and older blue and white collar workers 25-40 are increasingly choosing energy drinks over coffee as an afternoon pick-me-up. 1

This recent innovation in the beverage industry has also impacted the major Super-natural retail chains (Whole Foods, Wild Oats, Trader Joes) where there is an increasingly wide range of healthy options, including flash-pasteurized juice and smoothie products from national leaders Odwalla and Naked Juice, and beverages such as Sambazon, based on super-fruits such as pomegranate, blueberry and the acai berry from Brazil.  Beverages sold in this channel are primarily differentiated on features such as freshness (e.g., use of flash pasteurization), and perceived health benefits (e.g., use of super-fruits that have unusually high concentrations of antioxidants). 1

(1)	Source: Beverage Marketing Corporation

(2)	Source: Beverage World

(3)	Beverage Industry Magazine

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

Intellectual Property

Level 5 has applied for, received and/or acquired the following trademarks:

●
LEVEL 5.  On August 20, 2013, we filed a trademark application with the USPTO for a U.S. federal trademark for LEVEL 5 (registration number 86042387). On June 17, 2014, we received the trademark for LEVEL 5 (serial number: 4553428);

●	VITAMINFIZZ. In November, 2013, we acquired the exclusive rights for the trademark: VITAMINFIZZ (registration number 3913788); and

●	VITAMIN CREAMER. In June, 2014, we acquired the trademark: VITAMIN CREAMER (registration number 4404886).

Level 5 applied for the trademark: The Herbal Collection™, and has transferred all rights of the mark to Minerco Resources, Inc. The details of this marks are as follows:

●	THE HERBAL COLLECTION. On March 2, 2014, we filed a trademark application with the USPTO for a U.S. federal trademark for THE HERBAL COLLECTION (registration number 86208571)

We consider our trademarks and trade secrets to be of considerable value and importance to our business.

Research and Development

The Company’s Research and Development (R&D) consisted of formulating the LEVEL 5™ product line including: RISE™, COFFEE BOOST™, CURVES, FLEX and ARMOR.  The Company spent $-0- in the fiscal year ending July 31, 2014 and $-0- in the fiscal year ended July 31, 2013 in R&D activities. The R&D for LEVEL 5™ is the only R&D activities since the Company’s inception. The Company anticipates spending $100,000 in R&D activities over the next two fiscal years. The Company spent $86,850 on management and consulting fees activities for this product line. These fees have been recorded as selling, general, and administrative fees.

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

To the date hereof, the Projects have not completed construction; and therefore, we have not received any revenue from the projects.  There can be no assurance given that the projects will be completed in a timely manner, if at all.   Since we only have royalty or “earned” interests, we will require very minimal funds to maintain our ownership interests, estimated at $20,000 in the aggregate.  Additionally, even if the Projects complete development, there is no guarantee that it will be successfully used to create electricity or that it will generate a consistent revenue stream for us. As of July 31, 2013, these assets were impaired due to inactivity; however, we are advised that the Projects are still actively pursuing obtaining necessary permits and negotiating contracts including the Feasibility Permits, Power Purchase Agreements, Congressional Approval, Equity Partner Financing and Senior Debt Financing.

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

Common Stock

Our common stock is quoted on the OTC Pink Limited under the symbol “MINE.” On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  On February 13, 2012, the Company effected a 150 for 1 reverse stock split, decreasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares.  On May 13, 2013, we effectuated an increase in our authorized shares of common stock from 1,175,000,000 to 2,500,000,000. On August 5, 2014, we effectuated an increase in our authorized shares of common stock from 2,500,000,000 to 3,500,000,000.  All share amounts throughout this annual report have been retroactively adjusted for all periods to reflect this stock split.

Funding

To date, we have met our financing needs through private sale of shares of our common stock and other equity securities and loans from investors.  With the launch of our LEVEL 5™ product line, we began generating revenues this year; however, we are not guaranteed that our revenue from sales will be sufficient to meet our ongoing expansion; and, therefore we will need additional financing.

Employees

As of October 31, 2014, we had 2 full time employees and 2 consultants.   We currently expect to hire approximately 5 employees and/or consultants over the next 12 months providing that we have adequate funding to do so, which will cause us to incur additional costs.

Property

Our principal office is located at 800 Bering Drive, Suite 201, Houston, TX 77057. This space consists of approximately 500 square feet.  We also have a secondary office which is located at 16035 N. 80th St., Suite E, Scottsdale, AZ 85260.  This space consists of approximately 750 square feet.  We believe these facilities are adequate to serve our present corporate needs.

Our Brand Management Agreement with Power Brands, LLC provides us office space, at 16501 Sherman Way, #215, Van Nuys, CA 91406, which we utilize when necessary.

Inventory

As of July 31, 2014, our remaining inventory of products, produced in August, 2013, is estimated to be 0 cases of RISE™ and 0 cases of COFFEE BOOST™.  In the first quarter of fiscal 2015, we produced approximately 24,000 bottles of Coffee Boost (produced in July, 2014, but we took control in August, 2014) and approximately 55,000 cases of VitaminFIZZ.

ITEM 1A.     RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.        PROPERTIES.

We are currently in a month to month lease for 500 square feet of office space in Houston, Texas which is contributed by our Chief Executive Officer at no cost to us.  Additionally, we are also in a thirteen month lease with Stephan Commercial LLC for 750 square feet of office space in Scottsdale, Arizona for a rental payment of $1,021 per month during the term.

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

Fiscal Year
2014	High Bid	Low Bid
Fourth Quarter: 5/1/14 to 7/31/14	$0.0066	$0.0258
Third Quarter: 2/1/14 to 4/30/14	$0.0014	$0.0361
Second Quarter: 11/1/13 to 1/31/14	$0.0013	$0.0029
First Quarter: 8/1/13 to 10/31/13	$0.0022	$0.0067

Fiscal Year
2013	High Bid	Low Bid
Fourth Quarter: 5/1/13 to 7/31/13	$0.0006	$0.0034
Third Quarter: 2/1/13 to 4/30/13	$0.0008	$0.0029
Second Quarter: 11/1/12 to 1/31/13	$0.0011	$0.007
First Quarter: 8/1/12 to 10/31/12	$0.0006	$0.0084

Holders

On October 31, 2014, we had approximately 37 shareholders of record of our common stock.  The reported sale price of our stock on October 31, 2014 was $0.0045.

Dividends

As of October 31, 2014, we had not paid any dividends on shares of our common stock and we do not expect to declare any or pay any dividends on shares of our common stock in the foreseeable future.  We intend to retain earnings, if any, to finance the development and expansion of our business.  Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

We primarily issue restricted stock units under equity compensation plans, which are part of our 2014 Executive Annual Incentive Compensation Plan, Director Bonus Plan and Key Employee and Distributor Incentive Plan.  We did any issue stock under these plans in fiscal 2014.

Recent Sales of Unregistered Securities

Set forth below are the sales of unregistered securities during the past year that were not previously reported.

On May 21, 2014, we issued 50,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On May 22, 2014, we issued 105,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated November 19, 2013.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On May 28, 2014, we issued 26,150,685 common shares in one (1) transaction upon conversion of a convertible promissory note dated November 13, 2013.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On May 29, 2014, we issued 28,888,8888 common shares in one (1) transaction upon conversion of a convertible promissory note dated November 20, 2013.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On June 4, 2014, the Company entered into an Agreement (the “Exchange Agreement”) with an individual and a member of our Board of Directors (the “Noteholder”), where, among other things, the Company and Noteholder exchanged a certain Note (inclusive of the principal amount, accrued and unpaid interest owed and other amounts owed in respect to the Note) for shares of the Company’s Series B Preferred Stock.  The Noteholder and the Company exchanged the Note, dated July 23, 2012, in the principal amount of $352,499 together will all interest and other amounts accrued thereon for the 105,000 shares of Series B Preferred Stock.

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

On June 6, 2014, the Company entered into an Agreement (the “Exchange Agreement”) with LOMA Management Partners, LLC, a limited liability company domiciled in the State of New York (the “Noteholder”), where, among other things, the Company and Noteholder exchanged a certain Note (inclusive of the principal amount, accrued and unpaid interest owed and other amounts owed in respect to the Note) for shares of the Company’s Series B Preferred Stock.  The Noteholder and the Company exchanged the Notes, dated July 31, 2013, October 28, 2013, January 23, 2014 and April 23, 2014, respectively, in the principal amounts of $46,400, $85,000, $20,000 and $150,000, respectively, together will all interest and other amounts accrued thereon for 60,000 shares of Series B Preferred Stock.

On July 6, 2014, we issued 6,000,000 common shares in one (1) transaction for an exchange of a note payable in the amount of $25,000.

On July 8, 2014, we issued 250,000 common shares pursuant to a consulting agreement.

On August 1, 2014, we issued 50,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On August 8, 2014, we issued 250,000 common shares pursuant to a consulting agreement.  The shares were issued in reliance upon Section 4(a)(2) of the Act.

On September 3, 2014, we issued 10,000,000 common shares pursuant to a consulting agreement.

On September 3, 2014, we issued 21,666,666 common shares in one (1) transaction upon conversion of a convertible promissory note dated March 3, 2014.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On September 4, 2014, the Company issued 12,000,000 common shares pursuant to a consulting agreement.

On September 4, 2014, the Company issued 8,000,000 common shares pursuant to a consulting agreement.

On September 9, 2014, the Company issued 50,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On September 11, 2014, the Company issued 25,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On September 12, 2014, the Company issued 26,055,560 common shares in one (1) transaction upon conversion of a convertible promissory note dated November 19, 2013.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On September 16, 2014, the Company issued 500,000 common shares under its Key Employee and Distributor Incentive Plan.  The shares were issued in reliance upon Section 4(a)(2) of the Act.

On September 16, 2014, the Company issued 500,000 common shares under its Key Employee and Distributor Incentive Plan. The shares were issued in reliance upon Section 4(a)(2) of the Act.

On September 30, 2014, the Company issued 50,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On October 9, 2014, the Company issued 25,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On October 10, 2014, the Company issued 68,632,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On October 16, 2014, we issued 500,000 common shares pursuant to a consulting agreement.  The shares were issued in reliance upon Section 4(a)(2) of the Act.

On October 21, 2014, the Company issued 2,005, 269 common shares in one (1) transaction upon conversion of a convertible promissory note dated March 31, 2014.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On October 27, 2014, the Company issued 10,237,980 common shares in one (1) transaction upon conversion of a convertible promissory note dated March 31, 2014.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On October 29, 2014, the Company issued 25,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

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

Specialty Beverage Business

In September, 2012, we started Level 5 Beverage Company, Inc. (“Level 5”), a specialty beverage company which develops, produces, markets and distributes a diversified portfolio of natural and highly functional brands. Level 5 has developed or acquired exclusive rights to four separate and distinct brands: VitaminFIZZ®, VitaminCreamer®, COFFEE BOOST™ and LEVEL 5®. Minerco has established a fifth brand, The Herbal Collection™, with a private partner to add to our brand portfolio. The rights to The Herbal Collection™ has been assigned to the parent company, Minerco Resources

We organically developed the LEVEL 5® and COFFEE BOOST™ Brands, and we acquired the exclusive, worldwide rights to the VitaminFIZZ® Brand from VITAMINFIZZ, L.P. in November, 2013. In 2014, we acquired 100% of the right, title and intellectual property to the Vitamin Creamer® Brand. The current focus of our business is on the VitaminFIZZ® brand. We are currently completing the Research and Development of the VitaminCreamer® brand to include a Boost and Relax, and we are pilot testing The Herbal Collection™ brand with target consumers in specialized markets.

More information about Level 5 Beverage Company, Inc. is available from our website at: www.level5beverage.com.  Information from our website is not incorporated into this Annual Report on Form 10-K.

Our Brands

VitaminFIZZ® Brand

VitaminFIZZ®, developed by Power Brands Consulting, LLC in 2010, was launched in 2014 and is now a zero calorie, vitamin enhanced lightly sparkling water, similar in concept to the popular VitaminWater®, only in carbonated format. VitaminFIZZ® contains 100% of daily vitamin C, 100% of daily vitamin B and is only zero calories. VitaminFIZZ® is also non-GMO (no genetically modified organism) and is certified Kosher. Level 5 acquired the exclusive, worldwide rights to VitaminFIZZ® in November, 2013.

We launched VitaminFizz® in June of 2014 in select New York locations. The 17 oz. slim plastic bottle packaging has been very well received. VitaminFIZZ® is currently available in six (6) flavors: Lemon-Lime, Orange-Mango, Strawberry-Watermelon, Black Raspberry, Strawberry Lemonade and Coconut-Pineapple. More flavors, and possibly smaller sizes, will be available in 2015.

As of October 31, 2014, VitaminFIZZ® is available in over 500 retail locations in New York City and Southern California and also available on our online store at Amazon.com.

As of October 31, 2014, VitaminFIZZ® had sold or placed for sale (including direct sales, promotions and Purchase Orders) approximately 20,000 cases of five flavors (Coconut-Pineapple was delayed).

More details about the VitaminFIZZ® Brand are available from our brand website at: www.vitamin-fizz.com.  Information from our website is not incorporated into this Annual Report on Form 10-K.

COFFEE BOOST™ Brand

COFFEE BOOST™ is the 2nd Generation of the LEVEL 5™ - RISE™ product and is dual designed to be taken “straight up” or added to coffee for an all-natural, healthy alternative to synthetic flavored creamers and powders and was developed to provide all the benefits of the LEVEL 5™ Brand (great taste, functionality, low calories, and all-natural ingredients in a 2.5 oz. bottle). Currently, the sku’s include:

1.	COFFEE BOOST™ – Coffee

2.	COFFEE BOOST™ – French Vanilla

3.	COFFEE BOOST™ – Hazelnut

4.	COFFEE BOOST™ – Mocha

COFFEE BOOST™ is packaged in slender 2.5 oz. PET (plastic) bottles, which are sophisticated in design and offer on-the-go convenience.  The logo, graphics, and copy are designed to communicate the key branding elements:  dual designed energy supplement in multiple coffee based flavors.  The brand is premium priced, with a retail price of $2.99 for one 2.5 oz. container; however, the product will be sold in multiple formats including blister packs and sample packs of all four current flavors at a discount.

With the acquisition of VitaminCreamer® in 2014, we plan to incorporate Coffee Boost™ (name and functionality) into the VitaminCreamer® product line.

More details about the COFFEE BOOST™ Brand are available from our brand website at: www.drinkcoffeeboost.com. Information from our website is not incorporated into this Annual Report on Form 10-K.

VitaminCreamer® Brand

In June, 2014, we acquired 100% of the right, title and intellectual property to the VitaminCreamer® Brand.

The primary driver behind VitaminCreamer® is the ever growing trend of “good for you” or “better for you” in the food, beverage, health supplement, cosmetics and other consumable products industry. For example, Pepsi is split into 2 categories of product (1) Fun for You; and (2) Good for You. The CEO of Pepsi Co. has been widely scrutinized by shareholders and investors for empathizing (even over-empathizing) the “Good for You” brands. The CEO of Pepsi is looking to the future and we are doing just the same.

VitaminCreamer®, being the 1st and only highly vitamin fortified creamer available in US or the global market, meets these “good for you” needs by focusing on natural ingredients as well as supplying multiple, essential daily vitamin / mineral requirements. VitaminCreamer® replaces artificial and non-fortified competitors in a multi-billion dollar market that is rapidly growing annually.

Vitamin Creamer® with Coffee Boost™ (or Boost): Merging these two cutting edge concepts into one powerful range of products seems inevitable. The VitaminCreamer® with Boost range of coffee creamer and enhancement products will solidify Level 5’s position in the very strong and very lucrative coffee and creamer markets. Level 5 intends to merge the brands to include a range of cutting edge products with 2 main drivers: (1) adding to consumers’ nutritional and vitamin intake; and (2) add function and flavor to the coffee drinkers’ experience.

The VitaminCreamer® product line will include three functions: (1) Vitamin Creamer - Original; (2) Vitamin Creamer Boost; and (3) Vitamin Creamer Relax. The Original version will not interfere with the daily coffee but will enhance the nutritional value; the Boost version will provide all the benefits of the Original version and will also add an enhanced energy boost; and the Relax version will provide all the benefits of the Original version and will also take the edge off for caffeine sensitive consumers.

The VitaminCreamer® product line will include at least two packaging sizes: (1) Trial / Single-serve size (2 oz.) for on-the-go consumers; and (2) Take home size (12 oz.) for daily home and/or office consumers. The available flavors and exact volume specifications per container will be released at a later date.

Level 5 with PowerBrands, the leading beverage development company in the US, are diligently working with the leading US supplement and ingredient suppliers to create this cutting-edge breakthrough in the coffee and creamer market. PowerBrands with their award winning food scientists and highly decorated package design team, who also created the stand alone brands of VitaminCreamer® and CoffeeBoost™, are fully dedicated to and actively creating the world’s leading coffee and creamer products for Level 5.

Exact specifications and dates are to be determined (TBD); however, we expect VitaminCreamer® to be finalized in early calendar year 2015.

LEVEL 5® Brand

The LEVEL 5® product line features four (4) distinct varieties, each with a unique flavor profile aimed at addressing a specific targeted result.  LEVEL 5® is positioned as a lifestyle brand, with a delicious and convenient easy-to-drink shot format.

●	RISETM (Energy Supplement)

●	CURVES (Women’s Supplement)

●	ARMOR (Wellness Supplement)

●	FLEX (Workout Supplement)

All LEVEL 5® products are formulated with proprietary blends of amino acids, essential vitamins and minerals, and natural adaptogens.  Each ingredient has been carefully selected for its taste profile and health benefit.  LEVEL 5™ is packaged in slender 2.5 oz. PET (plastic) bottles, which are sophisticated in design and offer on-the-go convenience.  The logo, graphics, and copy are designed to communicate the key branding elements:  energy, wellness, protection, and stamina.  The brand is premium priced, with a retail price of $2.99 for one 2.5 oz. container.

We will continue to seek partners to develop specialty products for the Level 5® Brand: RISE™ with rapidly deployed personnel, FLEX with a gym/fitness chains, CURVES with a women’s health specialist and ARMOR with wellness / health care groups.

More details about the LEVEL 5™ Brand are available from our brand website at: www.level5energy.com. Information from our website is not incorporated into this Annual Report on Form 10-K.

As of July 31, 2014, we had generated minimal revenue since inception, and during the twelve months ended July 31, 2014, we had an accumulated deficit of $20,774,915, a stockholder’s deficit of $1,076,239 and a net loss of $12,543,749. There is substantial doubt regarding our ability to continue as a going concern.  Our operations are dependent upon our ability to: (1) generate sales, revenue and profit from our Level 5 brands; (2) obtain necessary financing; and (3) effectively manage costs and/or attain profitable operations.   As such, the report of our independent certified auditor for the year ended July 31, 2014 is qualified subject to substantial doubt as to our ability to continue as a going concern.

On March 30, 2010, we effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  On February 13, 2012, the Company effected a 150 for 1 reverse stock split, increasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares.  All share amounts throughout this Annual Report have been retroactively adjusted for all periods to reflect this stock split. On May 13, 2013, we effectuated an increase in our authorized shares of common stock from 1,175,000 to 2,500,000,000.   On August 5, 2014, we effectuated an increase in our authorized shares of common stock from 2,500,000,000 to 3,500,000,000.

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC-605, “Revenue Recognition,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or title has passed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Revenues are recognized upon shipment, provided that a signed purchase order has been received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, based on historical levels of returns and discounts, current economic trends and changes in customer demand. Certain Internet generated transactions that are prepaid at time of order, are recognized at the time the merchandise ships from the warehouse to the customer.

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Net sales have been determined after deduction of discounts, slotting fees and other promotional allowances in accordance with ASC 605-50.

Principles of Consolidation

We consolidate all entities that we control by ownership of a majority voting interest. Currently, we have two subsidiaries: Minerco Honduras S.A. in which we own one hundred percent (100%) interest and Level 5 Beverage Company, Inc., which we own seventy and three-tenths percent (70.3%) interest.

Uncertainties

We are a development stage company that has only recently begun operations. We have generated $12,381 from our business activities, but we do expect to generate additional revenues from our Beverage Business in the fiscal year ended July 31, 2015. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. To finance our operations, we have completed several rounds of financing and raised $2,728,864 through private placements of our common stock and debt financing.

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

Results of Operations

Our results of operations are presented below:

	Year ended	Year ended
	July 31,	July 31,
	2014	2013
Sales	12,381	-
Cost of Goods Sold	10,193	-
Gross Profit (Loss)	2,188	-

General and administrative	871,988	368,002
Total operating expenses	871,988	368,002

Other Income (Expenses):
Interest expense	(124,634)	(41,349)
Gain on settlement of Debt	246	-
Gain/(Loss) on Derivative Liability	(7,893,507)	503,107
Accretion of discount on convertible notes	(990,184)	(641,159)
Gain/(Loss) on Debt for Equity Exchange	(2,651,839)	-
Total other income (expenses)	(11,658,918)	(179,401)

Net loss	(12,528,718)	(547,403)
Net loss attributable to Noncontrolling interest	(42,981)	-
Net loss attributable to Minerco	$(12,485,737)	$(547,403)
Preferred Stock Dividends	54,904	-
Net loss attributable to common shareholders	$(12,540,641)	$(547,403)

Net loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,854,746,508	413,802,302

Results of Operations for the Twelve Months Ended July 31, 2014 compared to the Twelve Months Ended July 31, 2013

During the twelve months ended July 31, 2014, we incurred a net loss of $12,528,718, compared to a net loss of $547,403 during the same period in fiscal 2013. Our net loss per share decreased to a loss of $0.01 per share compared to a loss of $0.00 in the same period in fiscal 2013 primarily due to net loss on derivative liability. The increase in our loss loss during the twelve months ended July 31, 2014 was primarily due to increased loss on derivative liabilities and increase in general and administrative expenses due to an increase in business activity.

Our total operating expenses for the twelve months ended July 31, 2014 were $871,988 compared to operating expenses of $368,002 during the same period in fiscal 2013. Our total operating expenses during the twelve months ended July 31, 2014 consisted of $95,911 in compensation expense, $76,500 in consulting fees, $224,705 in professional fees, $474,872 in general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Liquidity and Capital Resources

As of July 31, 2014, we had $304,104 in cash, $602,482 in prepaids, and $1,011,586 in total assets, $2,115,776 in total liabilities and a working capital deficit of $209,190. Our accumulated deficit from our inception on June 21, 2007 to July 31, 2014 is $20,359,884 and was funded primarily through equity and debt financing.

We are dependent on funds raised through our equity and debt financing, and since our inception on June 21, 2007, we have raised gross proceeds of $90,514 in cash from the sale of our common stock, $2,737,250 in proceeds from loans, and $51,018 from advances from related parties.

During the twelve months ended July 31, 2014 we spent net cash of $1,390,106 on operating activities, compared to net cash spending of $273,810 on operating activities during the same period in fiscal 2013. The expenditures on operating activities for the twelve months ended July 31, 2014 increased primarily due to a loss on derivative offset by an increase in accretion discount, net loss on debt for equity exchange and increase in share based compensation.

We did spend net cash of $90,000 on investing product development activities during the twelve months ended July 31, 2014, compared to net cash spending of $15,000 on investment activities for the same period in fiscal 2013.  The increase was primarily due to an increase in product development.

During the twelve months ended July 31, 2014 we did receive $1,660,500 net cash from financing activities, compared to net cash received of $412,520 during the same period in fiscal 2013.  The increase in receipts from financing activities for the twelve months ended July 31, 2014 was primarily due to an increase in proceeds from loans and long term debt.

During the twelve months ended July 31, 2014 our monthly cash requirements to fund our operating activities was approximately $115,842. Our cash on hand of $304,104, as of July 31, 2014, will allow us to continue to operate until we receive Level 5 revenue proceeds and additional financings. We estimate our planned expenses for the next 24 months (beginning November, 2014) to be approximately $26,200,000, as summarized in the tables below assuming revenue from our beverage sales will exceed $2,000,000 over the next 12 months and $5,000,000 in fiscal 2016.  If revenue is not as anticipated those numbers, we will be forced to scale our expenses according to our business requirements which will negatively impact our ability to increase revenue.

Expense Overview
Description
Renewable Energy	Fiscal Year 2015 ($)	Fiscal Year 2016 ($)	Total
General and Administrative Expenses	10,000	10,000	20,000
Renewable Energy Total	10,000	10,000	20,000

Beverage
Advertising	500,000	1,250,000	1,750,000
Warehouse & Delivery	75,000	1,000,000	1,075,000
Insurance	75,000	75,000	150,000
Inventory Purchases / Production	1,250,000	8,000,000	9,250,000
Consulting Services	750,000	750,000	1,500,000
Retail incentive	100,000	500,000	120,000
Sales incentive	75,000	500,000	115,000
Sales Representative Payroll	600,000	1.200,000	1,800,000
Payroll Taxes	90,000	180,000	270,000
Rent or Lease	60,000	120,000	180,000
Filling Equipment Lease	0	125,000	125,000
Sales Commission	50,000	425,000	475,000
Research & Development	250,000	375,000	625,000
POS material	150,000	750,000	900,000
Taxes & Licenses	100,000	250,000	350,000
Utilities & Telephone	30,000	37,500	67,500
Sampling	250,000	500,000	750,000
Accounting & Legal fees	250,000	450,000	700,000
General and Administrative Expenses	900,000	1,800,000	2,700,000

Contingencies (10%)	555,500	1,829,000	2,384,500
Beverage Total	6,110,500	20,116,500	26,227,000

Grand Total (All Business Lines)	6,120,500	20,126,500	26,247,000

Our general and administrative expenses for the year are expected to consist primarily of salaries, transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $25,850,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require or derive less than the anticipated amount of revenue from operations, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Derivative Liabilities

Below is a table of derivative liabilities outstanding over the last 4 fiscal quarters:

October 31, 2013	January 31, 2014	April 30, 2014	July 31, 2014
$2,474,241	$1,683,074	$5,291,245	$650,135

Future Financings

Our financial statements for the year ended July 31, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of July 31, 2014, we have generated $12,381 of revenues, have achieved losses since inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project or Sayab Wind Project, or from any of the hydro-electric projects in which we acquire an interest. As a new competitor in the beverage line of business, there can be no assurance we will generate any revenue from the sale of any such products and our future cash needs vary from those estimated. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.  In addition, we require funds to meet our current operating needs and to repay certain demand note obligations and other convertible debt obligations that will mature shortly.

We had $304,104 in cash as of July 31, 2014. We  intend to raise the balance of our cash requirements for the next 12 months from revenues received from Level 5, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we have a two million dollar line of credit with Post Oak, LLC which has an outstanding balance of $1,000,000 as of July 31, 2014, but there is no guarantee that any additional financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.   If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts spent on our acquisition and development activities and our general and administrative expenses so as not to exceed the amount of capital resources that are available to us. Specifically, we anticipate deferring development, expansion and certain acquisitions pending the receipt of additional financing. Still, if we  do not secure additional financing, our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations for the next 12 months unless revenue increases dramatically, even if the Company does decide to scale back our operations.

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as of July 31, 2014:

	Original Amount	Balance on 7/31/2014	Date of Issuance	Maturity Date	Features

Convertible Promissory Note*	100,000	25,000	7/23/2012	On Demand	5% interest rate converts at the lower of $0.0025 or 50% of market based on the lowest day during the preceding 5 days

Convertible Promissory Note*	100,000	50,000	7/23/2012	On Demand	5% interest rate converts at the lower of $0.0025 or 50% of market based on the lowest day during the preceding 5 days.

Convertible Promissory Note*	100,000	28,500	7/23/2012	On Demand	5% interest rate converts at the lower of $0.0025 or 50% of market based on the lowest day during the preceding 5 days. * Assigned and restated on 3/22/2013 from $583,300 Note, dated 7/23/2012

Convertible Promissory Note	60,000	1,167	11/20/2013	11/20/2015	8% interest rate converts at the lower of $0.0015 or 60% of market based on the lowest day during the preceding 25 days

Convertible Promissory Note	20,000	22,222	2/21/2014	11/20/2015	8% interest rate converts at the lower of $0.0015 or 60% of market based on the lowest day during the preceding 25 days

Convertible Promissory Note	25,000	25,000	3/3/2014	9/3/2014	8% interest rate converts at the lower of $0.0012 or 50% of market based on the lowest day during the preceding 5 days

Convertible Promissory Note	153,500	153,500	4/9/2014	3/31/2015	8% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 days

*Assigned and restated from $583,300 Note, dated 7/23/2012

Outstanding Notes

As of July 31, 2014, our obligations under outstanding notes totaled an aggregate principal amount of $305,389.  Of such amount $103,500 is due on demand, $25,000 was due September 3, 2014, $153,500 is due March 31, 2015 and $23,389 is due on November 20, 2015. We currently do not have sufficient funds to all of the past due or future notes.

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

On November 20, 2013 and February 21, 2014, we entered into a Promissory Note with JMJ Financial for $60,000 and $20,000 respectively.  The promissory note carries an Original Issue Discount (OID) of approximately 11%, a 0% rate of interest if paid within 90 days, 12% one-time interest charge after 90 days, and the Note is convertible into common stock at a variable conversion price of the lower of $.003 or 60% of the market price which shall be calculated as the lowest day during the preceding 25 days before conversion. As of June 23, 2014, the remaining balances of these Notes are $1,667 and $22,222, respectively.

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

During the year ended July 31, 2014, Level 5 received proceeds of $50,000 from promissory notes. These notes have an interest rate of 10% and mature between July 6, 2014 and July 24, 2014. The total principal due as of July 31, 2014 is $25,000.

On May 1, 2014, we entered into an agreement with Post Oak, LLC (“the Lender”), where, among other things, we and the Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Two Million Dollars ($2,000,000), or such lesser amount as may be borrowed by us as Advances under this line of credit.  The Line of Credit bears interest at the rate of ten percent per annum (10.00%) unless modified by certain provisions of the Line of Credit.  The entire outstanding principal balance amount of this Line of Credit is due and payable on April 30, 2016.  We will make one interest payment twelve months from the date of each advance and one interest payment eighteen months from the date of each advance.  We are obligated to make a payment for the entire unpaid balance of all advances, plus any accrued interest, in a “balloon” payment, which is due in two years from the date of the Line of Credit Agreement.  As of July 31, 2014, there was $1,000,000 outstanding under this line of credit.

Product Research and Development

Our Research and Development (R&D) consisted of formulating the LEVEL ® product line including: RISE™, COFFEE BOOST™, CURVES, FLEX and ARMOR.  The Company spent $-0- in the fiscal year ending July 31, 2014 and $-0- in the fiscal year ended July 31, 2013 in R&D activities. The R&D for LEVEL 5® is the only R&D activities since the Company’s inception. The Company anticipates spending at least $100,000 in R&D activities over the next two fiscal years. The Company spent $86,850 on management and consulting fees activities for this Level 5® product line. These fees have been recorded as selling, general, and administrative fees.

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

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Minerco Resources, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Minerco Resources, Inc. and its subsidiaries (collectively the “Company”), as of July 31, 2014 and 2013 and the related consolidated statement of expenses, stockholders’ equity (deficit), and cash flows for the years ended July 31, 2014 and July 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minerco Resources, Inc. and its subsidiaries, as of July 31, 2014 and 2013 and the results of their operations, their cash flows for years ended July 31, 2014, and July 31, 2013 in conformity with accounting principles generally accepted in the United States.

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

/s/ MALONEBAILEY LLP
www.malonebailey.com
Houston, Texas

November 6, 2014

Minerco Resources, Inc.
Consolidated Balance Sheets

	July 31,	July 31,
	2014	2013
ASSETS

Current Assets:
Cash	$304,104	$123,710
Prepaid expenses	602,482	915
Total Current Assets	906,586	124.625
Intangible Assets	105,000	15,000
Total Assets	$1,011,586	$139,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$195,446	$134,219
Amounts payable to related parties	63,955	22,519
Loan Payable	25,000	-
Convertible debt to related parties, net unamortized discount $0 and $0	-	558,999
Convertible debt, net unamortized discount $124,149 and $298,764	181,240	127,311
Derivative liabilities	650,135	1,537,510
Total Current Liabilities	1,115,776	2,380,558

Line of Credit	1,000,000	-
Total Liabilities	2,115,776	2,380,558

STOCKHOLDERS’ DEFICIT

Preferred stock – Series A Convertible Preferred, $0.001 par value, 25,000,000 shares authorized, 15,000,000 and 15,000,000 issued and outstanding, respectively	15,000	15,000

Preferred stock – Series B Preferred, $0.001 par value, 2,000,000 shares authorized and none authorized, 436,000 and 0 issued and outstanding, respectively	436	-

Common stock, $0.001 par value, 3,500,000,000 and 2,500,000,000 shares authorized, 2,443,428,123 and 1,185,426,462 shares issued and outstanding, respectively	2,443,428	1,185,426

Additional paid-in capital	16,839,811	4,377,884
Accumulated Deficit	(20,359,884)	(7,819,243)
Total Minerco stockholders’ deficit	(1,061,209)	(2,240,933)
Noncontrolling Interest	(42,981)	-
Total Stockholders’ Deficit	(1,104,190)	(2,240,933)

Total Liabilities and Stockholders’ Deficit	$1,011,586	$139,625

The accompanying notes are an integral part of these audited consolidated financial statements

Consolidated Statements of Expenses

	Year ended	Year ended
	July 31,	July 31,
	2014	2013
Sales	12,381	-
Cost of Goods Sold	10,193	-
Gross Profit (Loss)	2,188	-

General and administrative	871,988	368,002
Total operating expenses	871,988	368,002

Other Income (Expenses):
Interest expense	(123,634)	(41,349)
Gain on settlement of Debt	246	-
Gain/(Loss) on Derivative Liability	(7,893,507)	503,107
Accretion of discount on convertible notes	(990,184)	(641,159)
Gain/(Loss) on Debt for Equity Exchange	(2,651,839)	-
Total other income (expenses)	(11,658,918)	(179,401)

Net loss	(12,528,718)	(547,403)
Net loss attributable to Noncontrolling interest	(42,981)	-
Net loss attributable to Minerco	$(12,485,737)	$(547,403)
Preferred Stock Dividends	54,904	-
Net loss attributable to common shareholders	$(12,540,641)	$(547,403)

Net loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,854,746,508	413,802,302

The accompanying notes are an integral part of these audited consolidated financial statements

Minerco Resources, Inc.
Consolidated Statements of Cash Flows

	Year ended	Year ended
	July 31,	July 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(12,485,737)	$(547,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	(42,981)	-
(Gain)/loss on debt for equity exchange	2,651,839	-
(Gain)/ loss on change in fair value of derivatives	7,893,507	(503,107)
Accretion of discount	990,184	641,159
Stock-based compensation	95,800	41,750
Changes in operating assets and liabilities:
Prepaid expenses	(601,567)	(915)
Accounts payable and accrued liabilities	67,791	47,687
Accounts payable to related parties	41,058	47,019
Net cash used in operating activities	(1,390,106)	(273,810)

Cash Flows from Investing Activities
Product development	(90,000)	(15,000)
Net cash used in investing activities	(90,000)	(15,000)

Cash Flows from Financing Activities
Proceeds from Line of credit	1,000,000	-
Proceeds from Short-term debt	50,000	-
Proceeds from convertible debt	799,500	464,750
Payments on convertible debt	(189,000)	(22,930)
Payments on related party debt	-	(29,300)
Net cash provided by financing activities	1,660,500	412,520

Net increase (decrease) in cash	180,394	123,710
Cash at the beginning of period	123,710	-
Cash at end of the period	$304,104	$123,710

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Non-Cash Investing and Financing Activities
Resolution of derivative liabilities	$9,580,537	$1,416,381
Conversion of notes and interest into common shares	$527,528	$320,210
Exchange of Debt for Preferred Stock	$3,458,300	$-
Conversion of common stock to preferred stock	$30,000	$51,860
Exchange of Note Payable for Common Stock	$25,556	$-
Cancellation of conversion of debt- return of shares	$3,000	$2,845
Debt discounts due to derivative liabilities	$799,655	$367,500
Note assigned from related party to third party	$200,000
Common stock issued to forgive related party accrual	$-	$24,500

The accompanying notes are an integral part of these audited consolidated financial statements

Minerco Resources, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years ended July 31, 2013 and 2014

			PREFERRED STOCK		PREFERRED STOCK			ADDITIONAL
	COMMON STOCK		SERIES A		SERIES B			PAID-IN	ACCUMULATED	NONCONTROLLING
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT		CAPITAL	DEFICIT	INTEREST	TOTAL
Balance, July 31, 2012	87,051,824	$87,052	10,000,000	$10,000		$		$3,681,262	$(7,271,840)		$(3,493,526)

Shares issued for debt conversion	1,103,162,975	1,103,162	-	-	-		-	(782,952)	-	-	320,210
Return of common stock from conversion of convertible debt	(2,845,000)	(2,845)	-	-	-		-	-	-	-	(2,845)
Return of common stock from consulting agreement	(83,334)	(83)	-	-	-		-	83	-	-	-
Common stock issued for services	15,000,000	15,000	-	-	-		-	(11,750)	-	-	3,250
Common stock issued for consulting services	20,000,000	20,000	-	-	-		-	18,500	-	-	38,500
Preferred stock issued for conversion on common stock	(51,860,003)	(51,860)	5,000,000	5,000	-		-	46,860	-	-	-
Common stock issued for forgiveness of accrual salary	15,000,000	15,000	-	-	-		-	9,500	-	-	24,500
Resolution of derivative liabilities	-	-	-	-	-		-	1,416,381	-	-	1,416,381
Net loss	-	-	-	-	-		-	-	(547,403)	-	(547,403)
Balance, July 31,2013	1,185,426,462	1,185,426	15,000,000	15,000				4,377,884	(7,819,243)		(2,240,933)

Shares issued for debt conversion	1,267,751,661	1,267,752	-	-	-		-	(740,224)	-	-	527,528
Return of common stock from conversion of convertible debt	(3,000,000)	(3,000)	-	-	-		-	-	-	-	(3,000)
Common stock issued for consulting services	17,250,000	17,250	-	-	-		-	78,550	-	-	95,800
Preferred stock issued for conversion on common stock	(300,000,000)	(30,000)	-	-	53,000		53	29,947	-	-	-
Common stock issued for settlement	6,000,000	6,000	-	-				55,200	-	-	61,200
Preferred Stock in resolution of debt liabilities	-	-	-	-	383,000		383	3,457,917	-	-	3,458,300
Resolution of derivative liabilities	-	-	-	-	-		-	9,580,537	-	-	9,580,537
Net loss	-	-	-	-	-		-	-	(12,485,737)	(42,981)	(12,528,718)
Preferred Stock Dividends	-	-	-	-	-		-	-	(54,904)	-	(54,904)
Balance, July 31,2014	2,443,428,123	$2,443,428	15,000,000	$15,000	436,000		$436	$16,839,811	$(20,359,884)	$(42,981)	$(1,104,190)

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

On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  On February 13, 2012, the Company effected a 150 for 1 reverse stock split, increasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares.   On May 13, 2013, we effectuated an increase in our authorized shares of common stock from 1,175,000,000 to 2,500,000,000. On August 5, 2014, we effectuated an increase in our authorized shares of common stock from 2,500,000,000 to 3,500,000,000.  All shares amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2014, the Company has an accumulated deficit and revenue of $12,381.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the periods ended July 31, 2013 and 2009, except for net loss, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

m)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

n)	Accounting for Derivative Instruments

Minerco accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

Minerco uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, Minerco’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for Minerco’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc. depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, NSL seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. Minerco categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above.  As at July 31, 2014 and 2013, the company had a $650,135 and $1,537,510 derivative liability, respectively.

o)	Stock Based Compensation

We account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock that are recognized in the statement of operations based on their fair values at the date of grant.

We account for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

p)	Research and Development

Research and development costs are expensed as incurred.

q)	Recent Accounting Pronouncements

 The adoption of recently issued accounting pronouncements are not expected to have a material effect on the Company's future reported financial position or results of operations.

3. Intangible Assets

Intangible Assets, net, at July 31, 2014 and 2013 consists of:

	2014	2013
VitaminFizz Name Licensing Rights	30,000	-
Product Development (VitaminFizz)	$-	15,000
Vitamin Creamer Licensing Rights	75,000	-
Less accumulated amortization	-	-
Product Development, net	$105,000	15,000

On February 26, 2013, the Company entered into an Agreement (the “Premium Product Development Agreement”) with Power Brands, LLC, a California Limited Liability Company (“Power Brands”) to render product development services for Level 5 Beverage Company, Inc. (“Level 5”).  On February 26, 2013, the Company entered into an Agreement (the “Prototype Development Agreement”) with Power Brands to render prototype development services for Level 5.  On November 21, 2013, through our subsidiary, Level 5 Beverage Company, Inc., we entered into an Agreement with VITAMINFIZZ, L.P, a California Limited Partnership where the Licensee acquires the exclusive rights in North America to use VitaminFIZZ® on and in connection with the marketing, distribution and sale of the Brand.  On June 24, 2014, Level 5 Beverage Company, Inc., a subsidiary of Minerco Resources, Inc. entered into an Agreement, effective June 20, 2014, with Vitamin Creamer LP, a limited partnership, where, among other things, Level 5 bought all right, title and interest to the (i) the Trademark “Vitamin Creamer”, and (ii) formulas and certain other intellectual property rights related to the Brand and the Products.  The Company has determined the capitalized Licensing Rights to have  nominal amortization during year ended July 31, 2014.

4. Related Party Transactions

On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer and former Chief Financial Officer for $320,301 and $267,998, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes are due on January 23, 2012.  The Convertible Promissory Notes are due on to former Chief Financial Officer for $267,998 has been assigned to former Chief Executive officer as of July 23, 2012.  On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer for $588,299.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  On March 22, 2013, $200,000 of the note was purchased by, assigned to and restated for unrelated third parties: $100,000 to MSF International Inc, and $100,000 to FTB Enterprises, Inc. On June 4, 2014, the Company and its Chief Executive Officer exchanged the note in the principal amount of $352,499 together with all interest and other amounts accrued thereon for 105,000 shares of Series B Preferred Stock.

As of July 31, 2014, the Company owes its current Chief Executive Officer $13,911 ($0 – 2013) in accrued salary ($18,750 per month) for the period July 9 through July 31, 2014 and $10,044 ($3,178 – 2013) for advances made to the Company. The company owes its current Chief Financial Officer $2,500 ($0 – 2013) in accrued salary ($12,500 per month) for the period July 1 through July 31, 2014.  The company owes its former Chief Executive Officer $37,500 ($19,341 – 2013) in accrued salary ($7,000 per month) for the period February 19, 2014 through July 31, 2014.  The advances are due on demand and non interest bearing.

5.  Prepaid Expenses

Prepaid Expenses, at July 31, 2014 and 2013 consists of:

	2014	2013

Prepaid Product Marketing	$450,000	-
Prepaid Rent	2,482	-
Other Prepaid Expenses	-	915
Prepaid Royalty	150,000	-
Prepaid Expenses	$602,482	915

On the June 25, 2014, the Company through its subsidiary, Level 5 Beverage Company, Inc. (“Level 5”), entered into a Brand Licensing Agreement with VitaminFizz, LP (“Licensor”) which was effective November 21, 2013.  Level 5 agreed to pay a licensing fee of $250,000 and no royalties shall be made to Licensor until such time as the aggregate royalty payments earned by Licensor exceed $250,000.

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

On January 11, 2011, the Company issued 10,000,000 Class A convertible preferred shares to its former Chief Executive Officer valued at $0.007964 or $79,649. The Company recognized this as compensation. On February 15, 2012, the former Chief Executive Officer converted 2,500,000 into 25,000,000 common shares. The Company amended the employment agreement during fiscal year; whereby as of July 31, 2014 all issuances of stock are vested; therefore, all compensation is recognized.

On August 28, 2011, the Company issued 5,000,000 shares of its Class A Convertible Preferred stock to its former Chief Financial Officer valued at $0.0041 or $20,500. The Company recognized this as compensation. On February 15, 2012, the former Chief Executive Officer converted 2,500,000 shares of preferred stock into 25,000,000 common shares. The Company amended the employment agreement during fiscal year; whereby as of July 31, 2014 all issuances of stock are vested; therefore, all compensation is recognized.

On February 19, 2013, the Company issued 5,000,000 shares of its Class A Convertible Preferred stock to its Chairman of the Board in exchange for 51,860,003 shares of the company’s par value common stock.

On May 29, 2014, Minerco Resources, Inc. (the “Company”) filed a Certificate of Designation to its Certificate of Incorporation with the Secretary of State of the State of Nevada setting forth the rights and preferences of the Series B Preferred Stock (the “Series B Shares”). The following is a summary of material provisions of the Series B Shares as set forth in the Certificate of Designations. The number of shares constituting Series B Preferred is 2,000,000.  The Company has recognized $54,904 in preferred stock dividends for the twelve months ended July 31, 2014.

Dividends

The Series B Shares accrue dividends at the rate per annum equal to 8% of the Stated Value which initially is ten dollars per share payable in cash; provided that after an initial public offering of the Company’s common stock the dividends may be paid at the option of the Company in cash or additional shares of common stock.

Conversion

Each Series B Share (together with any accrued but unpaid dividends thereon) is convertible into shares of Common Stock at the option of the holder at any time at a conversion price per share equal to the sum of the Stated Value a divided by the Conversion Price, subject to adjustment as described below. The initial Conversion Price shall be equal to .02.  The Series B Shares automatically convert to common stock immediately prior to the closing of a firmly underwritten public offering for gross offering proceeds of at least $10,000,000 or upon the consent of two-thirds of the holders of Series B Shares.

Redemption

The Company has the right to redeem the Series B Shares at any time at a price per share equal to the Stated Value multiplied by 125%.

Liquidation

In the event of a liquidation, dissolution or winding up of the Company and other Liquidation Events as defined in the Certificate of Designations, holders of Series B Shares are entitled to receive from proceeds remaining after distribution to the Company’s creditors and prior to the distribution to holders of Common Stock but junior to the Series A Preferred Stock the (x) Stated Value (as adjusted for any stock splits, stock dividends, reorganizations, recapitalizations and the like) held by such holder and (y) all accrued but unpaid dividends on such shares.

Anti-Dilution

The Series B Shares are entitled to weighted average anti-dilution protection under certain circumstances specified in the Certificate of Designations.

Voting

Except as otherwise required by law and except as set forth below, holders of Series B Shares will, on an as-converted basis, vote together with the Common Stock as a single class.  Each holder of Series B Shares is entitled to cast the number of votes equal to five times the number of shares of Common Stock into which such shares of Series B Shares could be converted at the record date for determining stockholders entitled to vote at the meeting.

On June 4, 2014, the Company entered into an Agreement (the “Exchange Agreement”) with V. Scott Vanis, an individual and a member of our Board of Directors (the “Vanis”), where, among other things, the Company and Vanis exchanged a certain Note (inclusive of the principal amount, accrued and unpaid interest owed and other amounts owed in respect to the Note) for shares of the Company’s Series B Preferred Stock.  The Vanis and the Company exchanged the Note, dated July 23, 2012, in the principal amount of $352,499 together will all interest and other amounts accrued thereon for the 105,000 shares of Series B Preferred Stock.

On June 4, 2014, the Company entered into an Agreement (the “Exchange Agreement”) with Ann Powers, an individual (the “Powers”), where, among other things, the Company and Powers exchanged a certain Note (Inclusive of the principal amount, accrued and unpaid interest owed and other amounts owed in respect to the Note) for shares of the Company’s Series B Preferred Stock.  The Powers and the Company exchanged the Notes, dated September 27, 2013 in the principal amount of $25,000 together will all interest and other documents amount accrued thereon for 6,000 shares of Series B Preferred Stock.

On June 4, 2014, the Company entered into an Agreement (the “Exchange Agreement”) with MSF International, Inc., a Belize Company (the “MSF”), where, among other things, the Company and MSF exchanged a certain Note (Inclusive of the principal amount, accrued and unpaid interest owed and other amounts owed in respect to the Note) for shares of the Company’s Series B Preferred Stock.  The MSF and the Company exchanged the Notes, dated July 1, 2013, July 19, 2013, September 6, 2013 and October 1, 2013, respectively in the principal amount of $25,000, $60,000, $20,000 and $35,000, respectively together will all interest and other documents amount accrued thereon for 212,000 shares of Series B Preferred Stock.

On June 6, 2014, the Company entered into an Agreement (the “Exchange Agreement”) with LOMA Management Partners, LLC, a limited liability company domiciled in the State of New York (the “LOMA”), where, among other things, the Company and LOMA exchanged a certain Note (inclusive of the principal amount, accrued and unpaid interest owed and other amounts owed in respect to the Note) for shares of the Company’s Series B Preferred Stock.  The LOMA and the Company exchanged the Notes, dated July 31, 2013, October 28, 2013, January 23, 2014 and April 23, 2014, respectively, in the principal amounts of $46,400, $85,000, $20,000 and $150,000, respectively, together will all interest and other amounts accrued thereon for 60,000 shares of Series B Preferred Stock.

Accrued interest of $23,196 related to the above notes was exchanged into shares of the Company’s Series B Preferred Stock  during the year ended July 31, 2014.

The market value of the preferred stock on the dates of conversion was $3,458,300 and a loss of $2,616,205 was recognized on the debt for equity conversions for the twelve months ended July 31, 2014.

7. Common Stock

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

During the fiscal year 2013, a consultant returned 83,334 of common share to the Company. The Company cancelled these shares.

During the twelve months ended July 31, 2014, the Company issued 1,267,751,661 common shares for the conversion of $527,528 convertible promissory notes.  These notes converted at conversion rates between $0.0003 and $0.004.

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

On May 29, 2014, the former Chief Executive Officer returned 30,000,000 of common shares to the Company in exchange for 53,000 shares of Series B Preferred stock.

On July 6, 2014, the Company issued 6,000,000 common shares in exchange for a note payable in the amount of $25,566 including principal and interest with its subsidiary, Level 5 Beverage Company, Inc.  The company recognized a loss $35,634 on the debt for equity exchange.

On July 8, 2014, the Company issued 250,000 common shares pursuant to a consulting agreement.  The shares vested immediately.  The fair value of these shares were determined to be $2,500 and was expensed as stock compensation.

During the twelve months ended July 31, 2014, a convertible promissory holder returned 3,000,000 of common share to the Company. The Company cancelled these shares and recorded the convertible debt of $3,000 for the convertible notes payable.

8. Debt

During the year ended July 31, 2014, Level 5 received proceeds of $50,000 from promissory notes. These notes have an interest rate of 10% and mature between July 6, 2014 and July 24, 2014. The total principal due as of July 31, 2014 is $25,000.

On May 1, 2014, Minerco Resources, Inc. (“we” or the “Company”) entered into an Agreement (the “Line of Credit”) with Post Oak, LLC (the “Lender”), where, among other things, the Company and Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Two Million Dollars ($2,000,000.00), or such lesser amount as may be borrowed by the Company as Advances under this line of credit (the “Line of Credit”).  As of July 31, 2014, the Company had $1,000,000 outstanding under the line of credit.

The summary of the Line of Credit is as:

This Line of Credit shall bear interest at the rate of ten percent (10.00%) per annum.

The entire outstanding principal amount of this Line of Credit shall be due and payable on April 30, 2016 (the “Maturity Date”).

Advances.  Subject to the provisions of Section 2 below, the Company shall have the right, at any time or from time to time prior to the Maturity Date to request loans and advances from the Lender (individually an “Advance” and collectively, the “Advances”).  Each such Advance shall be considered a legal promissory note, shall be in the amount of $250,000, and shall be reflected on Schedule A to this Line of Credit and initialed as received by an officer or director of the Company.  The Lender shall not be under any obligation to make advances under this Line of Credit.

Use of Proceeds.  All proceeds received by the Company from each Advance made by the Lender under this Line of Credit shall be used by the Company for expenses incurred by the Company in connection with working capital and any other operating expenses determined to be necessary by the Company.

Interest Payments, Balloon Payment.  Company shall pay interest at the rate of ten percent (10.00%) per annum, calculated on a per day basis for each Advance made by Lender, and Company shall make one interest payment in twelve (12) months and one interest payment in eighteen (18) months.  Company shall make a payment for the entire unpaid balance of all Advances, plus any accrued unpaid interest, as per a “balloon” payment, in two (2) years from the date of the Line of Credit.

Security.  As security for the Line of Credit, immediately upon the first Advance made by Lender to Company, Company shall cause and/or direct Preferred Class “C” Shares of Minerco Resources, Inc. (“MINE”) to be issued to Lender.  The amount of shares shall be sufficient to provide adequate security to the Lender for any Advances made to Company, and shall be reasonably determined by the parties at a later date.  Company shall contact its transfer agent Island Stock Transfer to initiate this issuance, with all proper corporate approvals.  The Company has not yet created a Preferred Class C Shares.

9. Noncontolling Interest

The Company owns 70.3% of its subsidiary Level 5 Beverage Company, Inc.  The remaining 29.7% is owned by unrelated third parties.  The net loss attributable to noncontrolling interest for the twelve months ended July 31, 2014 and 2013 was $42,981 and 0 respectively.

10 Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $3,700,000, which begins expiring in 2028. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2014 and 2013, after applying enacted corporate income tax rates, are as follows:

	July 31,	July 31,
	2014	2013
Deferred income tax asset
Net operating loss carry forward	$1,295,000	$990,000
Valuation allowance	(1,295,000)	(990,000)
Net deferred tax assets	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

11. Convertible note payable and derivative liabilities

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

 During fiscal year 2014, the Company received proceeds of $799,500 from convertible promissory notes. These notes carry interest rates between 5 % and 10%. The notes are convertible at fixed conversion rates that range from $0.0012 to $0.004 or  variable conversion prices between 45% and 60% of the market price and shall be calculated using the lowest trading days during the preceding 5 to 25 days before conversion of whichever is lower .  The Company repaid $189,000 of the convertible during the year ended July 31, 2014. The total principal due at July 31, 2014 is $305,389 with an unamortized discount of $124,149 at July 31, 2014.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

Derivative Liability:

The fair values of the three instruments were determined to be $650,135 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $799,655 was recorded as debt discount and $1,734,572 was recorded as day one loss on derivative liability.  During the year ended July 31, 2014 and 2013, the Company recorded a loss on mark-to-market of the conversion options of $7,893,507 and a gain of $503,107, respectively. As of July 31, 2014 and 2013, the aggregate unamortized discount is $124,149 and $298,764, respectively.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2014.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$650,135	$650,135

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments	$-	$-	$1,537,510	$1,537,510

The following table summarizes the derivative liabilities included in the consolidated balance sheet at July 31, 2014:

Balance at July 31, 2012	$3,089,498
Debt discount	$367,500
Day one loss on fair value	737,656
July 31, 2013 loss on change in fair value	(1,240,763)
Write off due to conversion	(1,416,381)
Balance at July 31, 2013	$1,537,510
Debt discount	$799,655
Day one loss on fair value	-
July 31, 2014 loss on change in fair value	7,893,507
Write off due to conversion	(9,580,537)
Balance at July 31, 2014	$650,135

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of all the notes of $650,135 and $1,537,510 at July 31, 2014 and 2013 respectively. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.000560 to $0.02, a conversion price of  $0.0001 to $0.009, expected volatility of 25% to 462%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.004% to 0.11% at July 31, 2014 and  a quoted market price of $0.0006 to $0.0084, a conversion price of $0.0001 to $0.0025, expected volatility of 74% to 1581%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.01% to 0.05% at July 31, 2013. The discount on the convertible loan is accreted over the term of the convertible loan. During the twelve months ended July 31, 2014 and 2013, the Company recorded accretion of $990,184 and $641,159 respectively.

The net loss recorded on the above derivative liabilities for the twelve months ended July 31, 2014 was $7,893,507 and the net gain for the twelve months ended July 31, 2013 was $503,107.

12. Commitments and Contingencies

Operating Leases

We have an operating lease for Arizona office.  At July 31, 2014, total future minimum payments on our operating lease were as follows:

2015	$12,016
2016	1,021
Total	$13,037

Brand Licensing Agreements

VITAMINFIZZ ®

On November 21, 2013, through our subsidiary, Level 5 Beverage Company, Inc. (“Licensee”), we entered into an Agreement with VITAMINFIZZ, L.P (“Licensor”), a California Limited Partnership where the Licensee acquires the exclusive rights in North America to use VitaminFIZZ® on and in connection with the marketing, distribution and sale of the Brand.  Level 5 agreed to pay a licensing fee of $250,000 and no royalties shall be made to Licensor until such time as the aggregate royalty payments earned by Licensor exceed $250,000.  Licensor shall retain a 49% equity interest in all net revenue.  A milestone payment of $1,000,000 is due to Licensor when net sales exceed $25,000,000.

VITAMIN CREAMER ®

On June 24, 2014, Level 5 Beverage Company, Inc. (“Buyer”), a subsidiary of Minerco Resources, Inc. entered into an Agreement, effective June 20, 2014, with Vitamin Creamer LP (“Seller”), a limited partnership, where, among other things, Level 5 bought all right, title and interest to the (i) the Trademark “Vitamin Creamer”, and (ii) formulas and certain other intellectual property rights related to the Brand and the Products.  The purchase price is $100,000 of which $50,000 was paid during 2014 and $50,000 is due within 24 months after closing.  Seller shall retain a 5% equity interest in all net profits.

Employment Agreements

On September 10, 2014, we entered into an exclusive employment agreement with V. Scott Vanis to serve as our Chief Executive Officer, President and Secretary.

The agreement is for a term of five years and one month beginning retroactively on July 9, 2014 and ending July 31, 2019.  An Extension to the Term must be agreed upon in writing and executed by the Company and Mr. Vanis no later than 5 p.m. Eastern Standard Time on July 31, 2019.

Mr. Vanis will be paid a salary of $225,000 per annum beginning on July 9, 2014.  If revenues exceed $25 million, then Mr. Vanis’ salary will be increased to $450,000 per annum.  If revenues exceed $50 million, then Mr. Vanis’ salary will be increased to $675,000 per annum.

Mr. Vanis was issued 500,000 shares of Series B Preferred stock, upon the effective date of the agreement.

If Mr. Vanis voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Vanis voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, Four Hundred Thousand (400,000) shares granted to him will be returned.

If Mr. Vanis voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, Three Hundred Thousand (300,000) s shares granted to him will be returned.

If Mr. Vanis voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, Two Hundred Thousand (200,000) shares granted to him will be returned.

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

On September 10, 2014, we entered into an exclusive employment agreement with Sam J Messina III to serve as our Chief Financial Officer, and Treasurer.

The agreement is for a term of five years and one month beginning retroactively on July 1, 2014 and ending July 31, 2019.  An Extension to the Term must be agreed upon in writing and executed by the Company and Mr. Messina no later than 5 p.m. Eastern Standard Time on July 31, 2019.

Mr. Messina will be paid a salary of $150,000 per annum beginning on July 1, 2014.  If revenues exceed $25 million, then Mr. Messina’s salary will be increased to $300,000 per annum.  If revenues exceed $50 million, then Mr. Messina’s salary will be increased to $450,000 per annum.

Mr. Messina was issued 500,000 shares of Series B Preferred stock, upon the effective date of the agreement.

If Mr. Messina voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Messina voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, Four Hundred Thousand (400,000) shares granted to him will be returned.

If Mr. Messina voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, Three Hundred Thousand (300,000) s shares granted to him will be returned.

If Mr. Messina voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, Two Hundred Thousand (200,000) shares granted to him will be returned.

If there is a sale of all or substantially all of the assets or a merger in which the Company is not the surviving entity, Mr. Messina will be entitled to receive an additional amount of shares of common stock in the Company which would equal Three percent (3%) of the final value of the transaction.

Further, Mr. Messina will be entitled to such additional bonus, if any, as may be granted by the Board (with Mr. Messina abstaining from any vote thereon) or compensation or similar committee thereof in the Board's (or such committee's) sole discretion based upon Employee's performance of his Services under the Agreement.

13. Subsequent Events

a)	On August 1, 2014, the Company issued 50,000,000 common shares for the conversion of $12,500 pursuant to a convertible promissory note dated July 23, 2012.

b)
On August 5, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the authorized common stock to 3,500,000,000.

c)	On August 8, 2014, the Company issued 250,000 common shares pursuant to a consulting agreement.

d)
On August 19, 2014, through our subsidiary, Level 5 Beverage Company, Inc.(the “Supplier”) (“Level 5”), we entered into an amended Agreement (the “Distribution Agreement – Exclusive Territory”) with Drink King Distribution Company, Inc. (“ Distributor ”), a New Jersey Corporation (“Drink King”) to exclusively distribute the entire product line under the Level 5 brand.

e)
On August 28, 2014, through our subsidiary, Level 5 Beverage Company, Inc.(the “Supplier”) (“Level 5”), we entered into an amended Agreement (the “Distribution Agreement – Exclusive Territory”) with Avanzar Sales and Distribution, LLC (“ Distributor ”), a California Limited Liability Company (“Avanzar”) to exclusively distribute the entire product line under the Level 5 brand.

f)	On September 3, 2014, the Company issued 10,000,000 common shares pursuant to a consulting agreement.

g)	On September 3, 2014, the Company issued 21,666,666 common shares for the conversion of $21,667 pursuant to a convertible promissory note dated March 3, 2014.

h)	On September 4, 2014, the Company issued 12,000,000 common shares pursuant to a consulting agreement.

i)	On September 4, 2014, the Company issued 8,000,000 common shares pursuant to a consulting agreement.

j)	On September 9, 2014, the Company issued 50,000,000 common shares for the conversion of $12,500 pursuant to a convertible promissory note dated July 23, 2012.

k)	On September 10, 2014, the Company issued 500,000 shares of Class B Preferred to its Chief Executive Officer pursuant to his employment agreement.

l)	On September 10, 2014, the Company issued 500,000 shares of Class B Preferred to its Chief Financial Officer pursuant to his employment agreement.

m)	On September 11, 2014, the Company issued 25,000,000 common shares for the conversion of $6,250 pursuant to a convertible promissory note dated July 23, 2012.

n)	On September 12, 2014, the Company issued 26,055,560 common shares for the conversion of $26,056 pursuant to a convertible promissory note dated November 19, 2013.

o)	On September 16, 2014, the Company adopted its Key Employee and Distributor Incentive Plan.

p)	On September 16, 2014, the Company issued 500,000 common shares under its Key Employee and Distributor Incentive Plan.

q)	On September 16, 2014, the Company issued 500,000 common shares under its Key Employee and Distributor Incentive Plan.

r)	On September 30, 2014, the Company issued 50,000,000 common shares for the conversion of $12,500 pursuant to a convertible promissory note dated July 23, 2012.

s)	On October 9, 2014, the Company issued 25,000,000 common shares for the conversion of $6,250 pursuant to a convertible promissory note dated July 23, 2012.

t)	October 10, 2014, the Company issued 68,632,000 common shares for the conversion of $17,158 pursuant to a convertible promissory note dated July 23, 2012.

u)	On October 16, 2014, the Company issued 500,000 common shares pursuant to a consulting agreement.

v)	On October 21, 2014, the Company issued 2,005,269 common shares for the conversion of $5,000 pursuant to a convertible promissory note dated March 31, 2014.

w)
On October 24, 2014, through our subsidiary, Level 5 Beverage Company, Inc., we entered into an Agreement with Avanzar Sales and Distribution, LLC (“Company”), a California Limited Liability Company (“Avanzar”) to acquire an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest for the Purchase Price of $500,000 with a twenty-one percent (21%) Option and Second Option to acquire up to seventy-five percent (75%) of Avanzar. The Agreement is Effective as of September 15, 2014.

x)	On October 27, 2014, the Company issued 10,237,980 common shares for the conversion of $25,000 pursuant to a convertible promissory note dated March 31, 2014.

y)	On October 29, 2014, the Company issued 25,000,000 common shares for the conversion of $6,250 pursuant to a convertible promissory note dated July 23, 2012.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to July 31, 2014, included in this report have been audited by Malone Bailey LLP as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to identified material weaknesses.  Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

Limitations on the Effectiveness of Controls

Our management, including our CEO and our CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of July 31, 2014, the Company’s internal control over financial reporting was not effective based on those criteria due to identified material weaknesses. Inasmuch as we only have two individuals serving as our Chief Executive Officer and Chief Financial Officer we have determined that the Company has, inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets.. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This annual report does not include an attestation report of our registered public accountant regarding internal control over financial reporting.  Managements’ report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

V. Scott Vanis and Sam J Messina III are our directors.  Our directors serve until his or her successor is elected and qualified. Officers are elected by the board of directors for a term of one (1) year and serve until their successor is duly appointed, or until he or she resigns. We have no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and sole director is set forth below:

Name and Address	Age	Position(s)

V. Scott Vanis	37	Chairman of the Board of Directors, Chief Executive Officer, President and Secretary

Sam J Messina III	35	Member of the Board of Directors, Chief Financial Officer, and Treasurer

Background of officers and directors

V Scott Vanis, Chairman of the Board of Directors

From March 23, 2010 to September 21, 2012 and from July 9, 2014 to current, V. Scott Vanis served as our President, Chief Executive Officer, Chief Financial Officer, and since March 23, 2010 he has served as a member of the Board of Directors. From May of 2007 to the present, Mr. Vanis has served as President of TC Energy International, SA, which provides international finance and acquisition services to energy companies, national oil companies and foreign governments. Mr. Vanis facilitated the identification, acquisition and financing of high-value properties in Latin and South America. From June 2003 to the present Mr. Vanis, has served as President of VSV Resources, LLC providing engineering consulting services to exploration and production companies, energy companies, national oil companies and foreign governments. He specialized in complicated, high risk operational procedures throughout the world. During his tenure with VSV, Mr. Vanis has also served as a liaison consultant to Central American governments to evaluate potential energy reserves and projects in their respective countries. From June of 2001 to June of 2003, Mr. Vanis was a Staff Petroleum Engineer with Pinnacle Technologies, Inc. and from June of 2000 through June of 2001 he served BJ Services, Inc. as a Field Petroleum Engineer.  Mr. Vanis holds of Bachelor of Science in Petroleum Engineering from The University of Tulsa.

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

Sam Messina III, Chief Financial Officer, Treasurer and Member of the Board of Directors

From July 26, 2010 to July 23, 2012 and from July 1, 2014 served as our Chief Financial Officer, Treasurer and member of the Board of Directors.  From July 26, 2010 to July 23, 2012, Mr. Messina also served as our Secretary.  From June 2012 to July 2014, Mr. Messina worked at Workiva, LLC formerly known as Webfilings, LLC in their Professional Services Team.  Mr. Messina worked at Alternative Energy Development Corporation (ADEC:OTCBB) as Chief Financial Officer and Director from November 2009 to September 2010. He previously worked at Qualcomm, Inc. (QCOM:NASD) at various roles within their accounting and finance team from October 2006 to November 2009.  Prior to that Mr. Messina served as the Chief Financial Officer of Pop3 Media Corp. (POPT:OTCBB) from July 2004 to July 2006.  Mr. Messina holds a B.A. degree in Finance from the Loyola University Chicago and is a Certified Public Accountant in the State of California.  Mr. Messina filed a Chapter 7 bankruptcy on October 26, 2012 which was subsequently discharged on February 22, 2013.

Mr. Messina brings to the Board extensive knowledge of the corporate accounting and finance and XBRL having served in senior corporate executive positions.  His prior business and financial experience provides him with a broad understanding of the operational, financial and strategic issues facing public companies.

William Juarez, Jr., President of Avanzar Sales and Distribution, LLC

From March 2012 to current, William Juarez, Jr. served as the President of Avanzar Sales and Distribution, LLC (“Avanzar”).  Mr Juarez was also one of the co-founders of Avanzar where he was instrumental in forming and implementing its vision for the next generation of representation and distribution model for fast moving consumer goods (“FMCG”).  The model is defined to be full scale national brokerage including regional in houses direct store delivery (“DSD”).  He has helped the company grow from revenue of approximately $1.1 million in 2012 to an anticipated $2.7 million in 2014.  From Jan 2001 to February 2012, Mr. Juarez worked at Energized Distribution, LLC (“Energized”).  He first served as the General Manager from January 2001 to December 2007 then as the Managing Partner from January 2008 to February 2012.  He helped lead the company from a start-up to the widely recognized gold standard for Red Bull Distribution in North America which generated in revenues in excess of $70 million annually while directing a staff of over 150 employees.  Energized represented and/or distributed many top tier and emerging brands including Red Bull, Nestle Chilled Beverages, Voss Water, Langers Juice, Fuze, Honest Tea, Izze, Calypso Lemonades, Jarritos Soda’s, Muscle Milk and Vitamin Water.

Mr. Juarez has extensive FMCG distribution experience.  Having served in leadership positions at companies involved in the distribution business, he has a vast knowledge of the beverage industry.  His prior business experience also provides him with a broad understanding of the operational, financial and strategic issues facing beverage manufacturers and distributors.

On September 10, 2014, we entered into an exclusive employment agreement with V. Scott Vanis to serve as our Chief Executive Officer, President and Secretary.

The agreement is for a term of five years and one month beginning retroactively on July 9, 2014 and ending July 31, 2019.  An Extension to the Term must be agreed upon in writing and executed by the Company and Mr. Vanis no later than 5 p.m. Eastern Standard Time on July 31, 2019.

Mr. Vanis will be paid a salary of $225,000 per annum beginning on July 9, 2014.  If revenues exceed $25 million, then Mr. Vanis’ salary will be increased to $450,000 per annum.  If revenues exceed $50 million, then Mr. Vanis’ salary will be increased to $675,000 per annum.

Mr. Vanis was issued 500,000 shares of Series B Preferred stock, upon the effective date of the agreement.

If Mr. Vanis voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Vanis voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, Four Hundred Thousand (400,000) shares granted to him will be returned.

If Mr. Vanis voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, Three Hundred Thousand (300,000) shares granted to him will be returned.

If Mr. Vanis voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, Two Hundred Thousand (200,000) shares granted to him will be returned.

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

On September 10, 2014, we entered into an exclusive employment agreement with Sam J Messina III to serve as our Chief Financial Officer, and Treasurer.

The agreement is for a term of five years and one month beginning retroactively on July 1, 2014 and ending July 31, 2019.  An Extension to the Term must be agreed upon in writing and executed by the Company and Mr. Messina no later than 5 p.m. Eastern Standard Time on July 31, 2019.

Mr. Messina will be paid a salary of $150,000 per annum beginning on July 1, 2014.  If revenues exceed $25 million, then Mr. Messina’s salary will be increased to $300,000 per annum.  If revenues exceed $50 million, then Mr. Messina’s salary will be increased to $450,000 per annum.

Mr. Messina was issued 500,000 shares of Series B Preferred stock, upon the effective date of the agreement.

If Mr. Messina voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy within 12 months of the date of the agreement, all shares granted will be cancelled. If Mr. Messina voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twelve months and before 24 months of the date of the agreement, Four Hundred Thousand (400,000) shares granted to him will be returned.

If Mr. Messina voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after twenty four months and before 36 months of the date of the agreement, Three Hundred Thousand (300,000) shares granted to him will be returned.

If Mr. Messina voluntarily terminates his employment with the Company or if a petition for Chapter 7 bankruptcy is filed by the Company resulting in an adjudication of bankruptcy after thirty six months and before 48 months of the date of the agreement, Two Hundred Thousand (200,000) shares granted to him will be returned.

If there is a sale of all or substantially all of the assets or a merger in which the Company is not the surviving entity, Mr. Messina will be entitled to receive an additional amount of shares of common stock in the Company which would equal three percent (3%) of the final value of the transaction.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended July 31, 2014, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11.      EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two years through July 31, 2014, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

							Equity	Deferred	All
Name							Incentive	Compensa-	Other
And				Stock		Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards		Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)		(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
John Powers, (former)	2014	79,500	0	0		0	0	0	0	$79,500
CEO, President	2013	17,500	0	27,750	(1)	0	0	0	0	$43,250

V. Scott Vanis, Chairman	2014	13,911	0	0		0	0	0	0	13,911
President, CEO, Secretary	2013	0	0	0		0	0	0	0	0

Sam Messina III	2014	12,500	0	0		0	0	0	0	12,500
CFO, Treasurer	2013	0	0	0		0	0	0	0	0

(1)	Stock Award for John Powers include conversion of $24,500 of salary into common stock. Mr. Powers resigned as our Chief Executive Officer on July 9, 2014.
(2)	Mr. Vanis was appointed our Chief Executive Officer on July 9, 2014.
(3)	Mr. Messina was appointed our Chief Financial Officer on July 1, 2014.

* The addresses of each of the executive officers is c/o 800 Bering Drive, Suite 201, Houston, Texas 77057.

The Company did not award any stock options or SAR grants, as of July 31, 2014.

The following table sets forth the compensation paid by us from to our directors for the year ending July 31, 2014.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

Long-Term Incentive Plan Awards

On September 16, 2014, the Company adopted its Key Employee and Distributor Incentive Plan.

On September 10, 2014, we entered into an employment agreement with both our Chief Executive Officer and our Chief Financial Officer.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of common shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The share calculations are based upon 2,828,777,176 shares of common stock outstanding as of October 31, 2014.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership	Voting Power 3
V. Scott Vanis 1	3,069,540,001	26.9%	38.8%
Sam J Messina III 2	1,250,000,000	8.1%	15.8%

All Officers and Directors as a Group	4,319,540,001	35.0%	54.6%

[1]           V. Scott Vanis is our Chairman of the Board of Directors and our Chief Executive Officer, President and Secretary. Includes 57,040,001 shares for common stock, of which 47,000,000 shares are held by Vanis Education Trust. Includes 15,000,000 shares of Class A Convertible Preferred stock that is entitled to 100 votes per share (an aggregate of 1,500,000,000 votes) and converts to common stock at a ratio of 10 to 1.  Also Includes 605,000 shares of Class B Preferred stock that is entitled to 2,500 votes per share (an aggregate of 1,512,500,000 votes) and converts to common stock at a ratio of 500 to 1.

[2]           Sam J Messina III is a member of the Board of Directors and our Chief Financial Officer and Treasurer. Includes 500,000 shares of Class B Preferred stock that is entitled to 2,500 votes per share (an aggregate of 1,250,000,000 votes) and converts to common stock at a ratio of 500 to 1.

[3]           Based on 7,918,777,176 votes including 2,828,777,176 shares of common stock, 1,500,000,000 Class A Convertible Preferred stock votes and 3,590,000,000 Class B Preferred Stock votes.

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

[1]           V. Scott Vanis is our Chairman of the Board of Directors, President, CEO and Secretary.

The following table sets forth, as of the date of this report, the total number of Class B Preferred shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The Class B Preferred shares are entitled to 2,500 votes per share and convert to common shares at a ratio of 500 to 1.  The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership

V. Scott Vanis [1]	605,000	42.1%
Sam J Messina III [2]	500,000	34.8%
John Powers [3]	53,000	3.7%
All Officers and Directors as a Group	1,158,000	80.6%

[1]           V. Scott Vanis is our Chairman of the Board of Directors, President, CEO and Secretary.

[2]           Sam J Messina III is a member of our Board of Directors and CFO and Treasurer.

[3]           John Powers is our former Chief Executive Officer, President, Chief Financial Officer, Seretary and Treasurer.

ITEM 13.      CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer and former Chief Financial Officer for $320,301 and $267,998, respectively.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes are due on January 23, 2012.  The Convertible Promissory Notes are due on to former Chief Financial Officer for $267,998 has been assigned to former Chief Executive officer as of July 23, 2012.  On July 23, 2012, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and its former Chief Executive Officer for $588,299.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  On June 4, 2014, the Company and its Chief Executive Officer exchanged the note in the principal amount of $352,499 together with all interest and other amounts accrued thereon for 105,000 shares of Series B Preferred Stock.

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

2014	$43,169	Malone Bailey LLP

2013	$41,470	Malone Bailey LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$-0-	Malone Bailey LLP

2013	$-0-	Malone Bailey LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$-0-	Malone Bailey LLP

2013	$-0-	Malone Bailey LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$-0-	Malone Bailey LLP

2013	$-0-	Malone Bailey LLP

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

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	12/10/08	3.1

3.2	Bylaws.	S-1	12/10/08	3.2

3.3	Amendment to Articles of Incorporation	8-K	1/13/11	3.1

4.1	Instrument Defining the Rights of Shareholders – Form of Share Certificate	S-1	12/10/08	4

10.1	Notice of Prepayment of Note to Asher Enterprises, Inc. dated August 27, 2013	8-K	8/29/13	10.1

10.2	Return of Asset Agreement with ROTA Inversiones dated September 20, 2013	8-K	9/23/13	10.1

10.3	Notice of Prepayment of Note to Asher Enterprises, Inc. dated October 29, 2013	8-K	11/4/13	10.1

10.4	Securities Purchase Agreement with LG Capital Funding LLC dated August 27, 2013	10-K	11/13/13	10.26

10.5	Securities Purchase Agreement with Ann Powers dated September 27, 2013	10-K	11/13/13	10.27

10.6	Convertible Promissory Note with Braeden Storm Enterprises dated October 1, 2013	10-K	11/13/13	10.28

10.7	Securities Purchase Agreement with LG Capital Funding LLC dated October 16, 2013	10-K	11/13/13	10.29

10.8	Convertible Promissory Note issued to Jim Erickson, dated November 13, 2013	10-Q	12/23/13	10.1

10.9	Convertible Promissory Note issued to JMJ Financial, dated November 20, 2013	10-Q	12/23/13	10.2

10.10	Convertible Promissory Note issued to CCR Capital, LLC, dated November 20, 2013	10-Q	12/23/13	10.3

10.11	Convertible Promissory Note issued to LOMA Management Partners, LLC, dated October 28, 2013	10-Q	12/23/12	10.4

10.12	Brand License Agreement with VITAMINFIZZ, L.P., dated November 21, 2013	8-K	12/5/13	10.1

10.13	Securities Purchase Agreement with LG Capital LLC dated December 19, 2013	10-Q	3/24/14	10.1

10.14	Convertible Promissory Note with LOMA Manaagement Partners, LLC, dated January 23, 2014	10-Q	3/24/14	10.2

10.15	Convertible Promissory Note with CCR Capital, LLC dated February 18, 2014	10-Q	3/24/14	10.3

10.16	Securities Purchase Agreement with Micaddan Consulting dated March 3, 2014	10-Q	6/23/14	10.1

10.17	Securities Purchase Ageement with Union Capital, LLC, dated April 9, 2014	10-Q	6/23/14	10.2

10.18	Securities Purchase Agreeement with LOMA Management Partners, LLC, dated April 23, 2014	8-K	6/9/14	10.8

10.19	Line of Credit with Post Oak, LLC, dated May 1, 2014	8-K	5/7/14	10.1

10.20	Mutual Release and Termination Agreement, effective as of March 1, 2014	8-K	4/8/14	10.1

10.21	Notice of Prepayment of Note to LG Capital Funding, LLC, dated April 8, 2014	8-K	4/9/14	10.1

10.22	Notice of Prepayment of Note to LG Capital Funding, LLC, dated April 9, 2014	8-K	4/10/14	10.1

10.23	Assignment of Notes between Braeden Storm Enterprises and MSF International, Inc.	8-K	4/15/14	10.1

10.24	MSF International Exchange Agreement, dated April 15, 2014	8-K	4/15/14	10.1

10.25	MSF International Exchange Convertible Promissory Note, dated April 15, 2014	8-K	4/15/14	10.4

10.26	MSF International Exchange Agreement, dated April 15, 2014	8-K	4/15/14	10.5

10.27	MSF International Exchange Convertible Promissory Note, dated April 15, 2014	8-K	4/15/14	10.7

10.28	Certificate of Designations for Series B Preferred Stock	8-K	6/2/14	10.1

10.29	Exchange Agreement, Minerco – Vanis, dated June 4, 2014	8-K	6/6/14	10.1

10.30	Exchange Agreement, Minerco – Powers, dated June 4, 2014	8-K	6/6/14	10.3

10.31	Exchange Agreement, Minerco – MSF1, dated June 4, 2014	8-K	6/6/14	10.5

10.32	Exchange Agreement, Minerco – MSF2, dated June 4, 2014	8-K	6/6/14	10.8

10.33	Exchange Agreement, Minerco – MSF3, dated June 4, 2014	8-K	6/6/14	10.10

10.34	Exchange Agreement, Minerco – MSF4, dated June 4, 2014	8-K	6/6/14	10.12

10.35	Exchange Agreement, Minerco – LOMA1, dated June 6, 2014	8-K	6/9/14	10.1

10.36	Exchange Agreement, Minerco – LOMA2, dated June 6, 2014	8-K	6/9/14	10.3

10.37	Exchange Agreement, Minerco – LOMA3, dated June 6, 2014	8-K	6/9/14	10.5

10.38	Exchange Agreement, Minerco – LOMA4, dated June 6, 2014	8-K	6/9/14	10.7

10.39	Asset Purchase Agreement, Vitamin Creamer, dated June 20, 2014	8-K	6/25/14	10.1

10.40	Intellectual Property Assignment Agreement, Vitamin Creamer, dated June 20, 2014	8-K	6/25/14	10.2

10.41	Public Relations Agreement with Spelling Communications, dated July 7, 2014	8-K	6/25/14	10.1

10.42	Exclusive Territory Distribution Agreement with Drink King Distributing Company, Inc.	8-K	9/3/14	10.1

10.43	Exclusive Territory Distribution Agreement with Avanzar Sales and Distribution, LLC	8-K	9/3/14	10.2

10.44	Premium Brand Management Agreement with New World Consultants, LLC, dated July 1, 2014				X

10.45	Social Media, Marketing and Advertising Consulting Agreement with Jake Counselbaum, dated July 8, 2014				X

10.46	Employment Agreement with V. Scott Vanis dated September 10, 2014				X

10.47	Employment Agreement with Sam J Messina III, dated September 10, 2014				X

10.48	Key Employee and Distributor Incentive Plan				X

10.49	Membership Interest Purchase Agreement for Avanzar Sales and Distribution, LLC, dated October 24, 2014	8-K	10/27/2014	10.1

10.50	Brand Licensing Agreement VITAMINFIZZ, L.P., dated June 25, 2014				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Prinicipal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT				X

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				X

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				X

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFNITION LINKBASE				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November, 2014.

MINERCO RESOURCES INC.

BY:	/s/ V. Scott Vanis
V. Scott Vanis, President, Principal Executive Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ V. Scott Vanis	Director	November 7, 2014
V. Scott Vanis

/s/ Sam J Messina III	Director	November 7, 2014
Sam J Messina III

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	12/10/08	3.1

3.2	Bylaws.	S-1	12/10/08	3.2

3.3	Amendment to Articles of Incorporation	8-K	1/13/11	3.1

4.1	Instrument Defining the Rights of Shareholders – Form of Share Certificate	S-1	12/10/08	4

10.1	Notice of Prepayment of Note to Asher Enterprises, Inc. dated August 27, 2013	8-K	8/29/13	10.1

10.2	Return of Asset Agreement with ROTA Inversiones dated September 20, 2013	8-K	9/23/13	10.1

10.3	Notice of Prepayment of Note to Asher Enterprises, Inc. dated October 29, 2013	8-K	11/4/13	10.1

10.4	Securities Purchase Agreement with LG Capital Funding LLC dated August 27, 2013	10-K	11/13/13	10.26

10.5	Securities Purchase Agreement with Ann Powers dated September 27, 2013	10-K	11/13/13	10.27

10.6	Convertible Promissory Note with Braeden Storm Enterprises dated October 1, 2013	10-K	11/13/13	10.28

10.7	Securities Purchase Agreement with LG Capital Funding LLC dated October 16, 2013	10-K	11/13/13	10.29

10.8	Convertible Promissory Note issued to Jim Erickson, dated November 13, 2013	10-Q	12/23/13	10.1

10.9	Convertible Promissory Note issued to JMJ Financial, dated November 20, 2013	10-Q	12/23/13	10.2

10.10	Convertible Promissory Note issued to CCR Capital, LLC, dated November 20, 2013	10-Q	12/23/13	10.3

10.11	Convertible Promissory Note issued to LOMA Management Partners, LLC, dated October 28, 2013	10-Q	12/23/12	10.4

10.12	Brand License Agreement with VITAMINFIZZ, L.P., dated November 21, 2013	8-K	12/5/13	10.1

10.13	Securities Purchase Agreement with LG Capital LLC dated December 19, 2013	10-Q	3/24/14	10.1

10.14	Convertible Promissory Note with LOMA Manaagement Partners, LLC, dated January 23, 2014	10-Q	3/24/14	10.2

10.15	Convertible Promissory Note with CCR Capital, LLC dated February 18, 2014	10-Q	3/24/14	10.3

10.16	Securities Purchase Agreement with Micaddan Consulting dated March 3, 2014	10-Q	6/23/14	10.1

10.17	Securities Purchase Ageement with Union Capital, LLC, dated April 9, 2014	10-Q	6/23/14	10.2

10.18	Securities Purchase Agreeement with LOMA Management Partners, LLC, dated April 23, 2014	8-K	6/9/14	10.8

10.19	Line of Credit with Post Oak, LLC, dated May 1, 2014	8-K	5/7/14	10.1

10.20	Mutual Release and Termination Agreement, effective as of March 1, 2014	8-K	4/8/14	10.1

10.21	Notice of Prepayment of Note to LG Capital Funding, LLC, dated April 8, 2014	8-K	4/9/14	10.1

10.22	Notice of Prepayment of Note to LG Capital Funding, LLC, dated April 9, 2014	8-K	4/10/14	10.1

10.23	Assignment of Notes between Braeden Storm Enterprises and MSF International, Inc.	8-K	4/15/14	10.1

10.24	MSF International Exchange Agreement, dated April 15, 2014	8-K	4/15/14	10.1

10.25	MSF International Exchange Convertible Promissory Note, dated April 15, 2014	8-K	4/15/14	10.4

10.26	MSF International Exchange Agreement, dated April 15, 2014	8-K	4/15/14	10.5

10.27	MSF International Exchange Convertible Promissory Note, dated April 15, 2014	8-K	4/15/14	10.7

10.28	Certificate of Designations for Series B Preferred Stock	8-K	6/2/14	10.1

10.29	Exchange Agreement, Minerco – Vanis, dated June 4, 2014	8-K	6/6/14	10.1

10.30	Exchange Agreement, Minerco – Powers, dated June 4, 2014	8-K	6/6/14	10.3

10.31	Exchange Agreement, Minerco – MSF1, dated June 4, 2014	8-K	6/6/14	10.5

10.32	Exchange Agreement, Minerco – MSF2, dated June 4, 2014	8-K	6/6/14	10.8

10.33	Exchange Agreement, Minerco – MSF3, dated June 4, 2014	8-K	6/6/14	10.10

10.34	Exchange Agreement, Minerco – MSF4, dated June 4, 2014	8-K	6/6/14	10.12

10.35	Exchange Agreement, Minerco – LOMA1, dated June 6, 2014	8-K	6/9/14	10.1

10.36	Exchange Agreement, Minerco – LOMA2, dated June 6, 2014	8-K	6/9/14	10.3

10.37	Exchange Agreement, Minerco – LOMA3, dated June 6, 2014	8-K	6/9/14	10.5

10.38	Exchange Agreement, Minerco – LOMA4, dated June 6, 2014	8-K	6/9/14	10.7

10.39	Asset Purchase Agreement, Vitamin Creamer, dated June 20, 2014	8-K	6/25/14	10.1

10.40	Intellectual Property Assignment Agreement, Vitamin Creamer, dated June 20, 2014	8-K	6/25/14	10.2

10.41	Public Relations Agreement with Spelling Communications, dated July 7, 2014	8-K	6/25/14	10.1

10.42	Exclusive Territory Distribution Agreement with Drink King Distributing Company, Inc.	8-K	9/3/14	10.1

10.43	Exclusive Territory Distribution Agreement with Avanzar Sales and Distribution, LLC	8-K	9/3/14	10.2

10.44	Premium Brand Management Agreement with New World Consultants, LLC, dated July 1, 2014				X

10.45	Social Media, Marketing and Advertising Consulting Agreement with Jake Counselbaum, dated July 8, 2014				X

10.46	Employment Agreement with V. Scott Vanis dated September 10, 2014				X

10.47	Employment Agreement with Sam J Messina III, dated September 10, 2014				X

10.48	Key Employee and Distributor Incentive Plan				X

10.49	Membership Interest Purchase Agreement for Avanzar Sales and Distribution, LLC, dated October 24, 2014	8-K	10/27/2014	10.1

10.50	Brand Licensing Agreement VITAMINFIZZ, L.P., dated June 25, 2014				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Prinicipal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT				X

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				X

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				X

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFNITION LINKBASE				X