Form 10-Q
period 2014-10-31
Minerco Resources, Inc.
filed 2014-12-22
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______To _______

Commission file number: 333-156059

Minerco Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2636716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bering Drive, Suite 201
Houston, TX 77057
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

As of December 22, 2014 the registrant had 3,033,025,343 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Index
Consolidated Balance Sheets (unaudited)	4
Consolidated Statements of Expenses (unaudited)	5
Consolidated Statements of Cash Flows (unaudited)	6
Consolidated Notes to the Unaudited Financial Statements (unaudited)	7

Minerco Resources, Inc.
Consolidated Balance Sheets
(unaudited)

	October 31,	July 31,
	2014	2014
	(Successor)	(Predecessor)
ASSETS
Cash	$58,330	$-

Accounts Receivable	664,831	509,377

Inventory	440,052	333,236

Prepaid Expenses, Current	190.937	24,802

Current Assets	1,358,150	867,415

Other Assets

Investments	33,250	26,875

Property and Equipment, net	145,757	147,802

Prepaid Expenses, Noncurrent	250,000	-

Goodwill	727,145	-

Intangible Assets, net	103,248	-

Total Assets	$2,617,550	$1,042,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$1,784,446	$1,479,833

Note Payable	178,458	180,958

Accounts Payable – Related Party	180,205	-

Convertible debt, net unamortized discount $296,219	113,031	-

Capital Lease Obligations, Current	61,892	45,660

Line of Credit	100,057	134,190

Derivative liabilities	1,142,203	-

Total Current Liabilities	3,560,292	1,840,641

Capital Lease Obligations, Noncurrent	7,900	38,849

Long-term Debt, net of current	1,350,000

Total Liabilities	4,918,192	1,879,490

Stockholders’ Deficit

Series A Convertible Preferred stock, $0.001 par value, 25,000,000 shares authorized, 15,000,000 outstanding at October 31, 2014 for Successor and no shares authorized or issued at July 31, 2014 for Predecessor	15,000	-

Series B Convertible Preferred stock, $0.001 par value, 2,000,000 shares authorized, 1,436,000 outstanding at October 31, 2014 for Successor and no shares authorized or outstanding at July 31, 2014, respectively for Predecessor	1,436	-

Common stock, $0.001 par value, 3,500,000,000 shares authorized, 2,828,775,598 and outstanding at October 31, 2014 for Successor and no shares authorized or outstanding at July 31, 2014 for Predecessor	2,828,776	-

Additional paid-in capital	19,692,285	85,470

Accumulated Other Comprehensive Income (Loss)	(2,981)	(73,125)

Accumulated deficit	(24,170,335)	(849,743)

Total Minerco stockholders’ Deficit	(1,635,819)	(837,398)

Noncontrolling Interest	(664,823)	-

Total Stockholders’ Deficit	(2,300,642)	(837,398)

Total Liabilities and Stockholders’ Deficit	$2,617,550	$1,042,092

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco Resources, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Period from October 25, 2014 to October 31, 2014 (Successor)	Period from August 1, 2014 to October 24, 2014 (Predecessor)	Three Months Ended October 31, 2013 (Predecessor)
Sales	$27,624	475,803	635,793
Cost of Goods Sold	20,415	335,197	477,650
Gross Profit (Loss)	7,209	140,606	158,143

Amortization and Depreciation	-	11,021	11,021
Selling and Marketing	-	-
General and Administrative	28,111	261,935	307,937
Total Operating Expenses	28,111	272,956	318,958

Other Income (Expenses):
Interest Expense, net	(987)	(17,465)	(7,314)
Contract Term Fees	-		2,000
Total Other Expenses	(987)	(17,465)	(5,314)

Net Loss	$(21,889)	$(149,815)	(166,219)
Net loss attributable to Noncontrolling interest	(14,287)	-	-
Net loss attributable to Minerco	$(7,602)	$(149,815)	(166,219)

Preferred Stock Dividends	$15,122	-	-
Net loss attributable to common shareholders	(22,724)	(149,815)	(166,219)
Other Comprehensive Income:
Unrealized gain (loss) on Available-for-sale Securities	2,981	9,356	-
Total Other Comprehensive Income	$2,981	9,356	-
Other Comprehensive Income attributable to Noncontrolling interest	2,706	9,356	-
Other Comprehensive Income attributable to Minerco	$275	-	-
Total Comprehensive Income	(22,349)	(140,459)	(166,219)
Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	2,806,530,749	2,606,221,621	1,312,097,247

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco Resources, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	The Period October 25, to October 31, 2014 (Successor)	The Period August 1, 2014 to October 24, 2014 (Predecessor)	Three months Ended October 31, 2013 (Predecessor)
Cash Flows from Operating Activities

Net income (loss) for the period	$(21,889)	(149,815)	(166,129)

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	14,287		-
Loss on AFS	(2,981)		-
			-
			-
Amortization and Depreciation	-	11,021	11,021

Changes in operating assets and liabilities:

Investment	2,981		-
			-
Accounts payable and accrued liabilities		5,349	83,056
Accounts Receivable	(231,190)	(125,038)	(164,679)
Inventory	76,878	156,366	143,277
Accounts payable- related party	221,960		-
Net Cash Used in Operating Activities	60,046	(102,117)	(93,454)

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	-	-
Acquisition of Business, net	-	-	-
	-	-
Net Cash Used in Investing Activities		-	-

Cash Flows from Financing Activities
Proceeds from convertible notes, net	-		-
Proceeds from long-term debt	-		-
Repayments of Notes Payable	-	(27,500)	(14,000)
Proceeds from line of credit, net	-	-	128,562
Return of Capital to Members	-		(45,000)
Proceeds from Parent	-	150,000	-
Repayments of Line of Credit	(2,666)	(31,466)	-
Proceeds from Members	-	26,750	-
Repayments of Capital Lease	-	(14,717)	-

Net Cash Provided by Financing Activities	(2,666)	103,067	69,562

Net change in cash	57,380	950	(23,892)

Cash, Beginning of Period	950	-	24,623

Cash, End of Period	$58,330	950	731

Supplemental disclosures of cash flow information

Cash paid for interest	-	17,465	7,314
Cash paid for income taxes	-		-

Non-cash financing:
Net liabilities of Successor	$2,610,053	-	-
Net liabilities of Predecessor	$1,811,546	-	-
Increase in fair value of assets due to acquisition	$43,956	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Minerco Resources, Inc. (“Minerco” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Minerco’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Consolidated Notes to the Financial Statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in Minerco’s Form 10-K have been omitted.

On October 24, 2014, through its subsidiary, Level 5 Beverage Company, Inc.(the “Purchaser”) (“Level 5”), the Company entered into an Agreement (the “Membership Interest Purchase Agreement”) with Avanzar Sales and Distribution, LLC (“Company”), a California Limited Liability Company (“Avanzar”) to acquire an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest for the Purchase Price of $500,000 with an option to acquire an additional twenty-one percent (21%) interest and Second Option to acquire up to seventy-five percent (75%) of Avanzar. The acquisition broadens our base in the beverage industry through vertical integration.  The acquisition was accounted for in accordance with ASC 805, Business Combinations.

The Acquisition has been accounted for in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for business combinations and accordingly, the Company’s assets and liabilities, excluding deferred income taxes, were recorded using their fair value as of October 24, 2014.  Under SEC rules, Avanzar is considered the predecessor business to Minerco given Avanzar’s significant size compared to Minerco at the date of acquisition

The basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis. As a result, the accompanying consolidated statements of operations, cash flows and comprehensive income (loss) are presented for two different reporting entities:

Successor — relates to the financial periods and balance sheets succeeding the Acquisition; and
Predecessor — relates to the financial periods preceding the Acquisition (prior to October 24, 2014).

Unless otherwise indicated, the “Company” as used throughout the remainder of the notes, refers to both the Successor and Predecessor.

2. Going Concern

Minerco Resources, Inc. (the “Company”) was incorporated in Nevada on June 21, 2007. The Company was engaged in the exploration stage from its June 21, 2007 (inception) to May 27, 2010.  In May 2010, it shifted it focus to developing, producing, and providing clean, renewable energy solutions in Central America.  On October 16, 2012, the Company added an additional line of business, Level 5 Beverage Company, Inc., a progressive specialty beverage retailer which is now its primary focus.  The Company has decided to divest of itself of its clean, renewable energy projects in Central America.  The Company has evaluated its clean energy projects in Central America and has determined they are too capital intensive to pursue at this time.

The Company has transitioned its focus to its specialty beverage market retailer, Level 5 Beverage Company, Inc. and its products.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the three month period ended October 31, 2014, the Company has an accumulated deficit and minimal revenue. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2015.

 3. Accounting Policies

Revenue recognition – The Company recognizes revenue when persuasive evidence exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonable assured.  This typically occurs when the product is shipped for our manufacturing business and when it is delivered for our distribution business.

Inventories - Inventories consist primarily of raw materials and packaging (which includes ingredients and supplies) and finished goods. Inventories are valued at the lower of cost or market. We determine cost on the basis of first-in, first-out methods.

Goodwill and Other Intangible Assets - We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 1 to 20 years. Refer to Note 4.

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment reviews as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.
The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, prior to completing the impairment test described above. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment.

The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing.

Impairment charges related to intangible assets are generally recorded in the line item other operating charges or, to the extent they relate to equity method investees, in the line item equity income (loss) — net in our consolidated statements of income.

4. Intangible Assets

Intangible Assets, net, at October 31, 2014 and July 31, 2014 consists of:

	October 31, 2014 (Successor)	July 31, 2014 (Predecessor)

VitaminFIZZ Name Licensing Rights	$30,000	-
Vitamin Creamer	75,000	-
Accumulated Amortization	$(1,752)	-

Intangible Assets, net	$103,248	-

On February 26, 2013, the Company entered into an Agreement (the “Premium Product Development Agreement”) with Power Brands, LLC, a California Limited Liability Company (“Power Brands”) to render product development services for Level 5 Beverage Company, Inc. (“Level 5”).  On February 26, 2013, the Company entered into an Agreement (the “Prototype Development Agreement”) with Power Brands to render prototype development services for Level 5.  On November 21, 2013, through its subsidiary, Level 5 Beverage Company, Inc., the Company entered into an Agreement with VITAMINFIZZ, L.P, a California Limited Partnership where the Company acquired the exclusive rights in North America to use VitaminFIZZ® on and in connection with the marketing, distribution and sale of the Brand.  On June 24, 2014, Level 5 Beverage Company, Inc., a subsidiary of Minerco Resources, Inc. entered into an Agreement, effective June 20, 2014, with Vitamin Creamer LP, a limited partnership, where, among other things, Level 5 bought all right, title and interest to the (i) the Trademark “Vitamin Creamer”, and (ii) formulas and certain other intellectual property rights related to the Brand and the Products.  The Company amortization expense of $1,752 and $0 during the three months ended October 31, 2014 and 2013 respectively.  The VitaminFIZZ Name Licensing Rights are being amortized over the remainder of the initial term of the 5 year licensing agreement.  Vitamin Creamer was determined to have an indefinite useful life.

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

5. Property and Equipment, Net

Equipment, net, at October 31, 2014 and July 31, 2014 consists of:

	Useful Life	October 31, 2014 (Successor)	July 31, 2014 (Predecessor)

Furniture and Fixtures	5 years	$6,297	-
Computer and Equipment	3 years	2,413	-
Leasehold Improvements	Remaining life of lease	830	-
Capital Leases	Term of lease	266,017	266,017
Accumulated Depreciation		(129,800)	(118,215)

Property and Equipment, net		$145,757	147,802

Depreciation expense was $0, $11,021 and $11,021 for the period October 25, to October 31, 2014, for the period August 1 to October 24, 2014 and for the three months ended October 31, 2013 respectively.

6.  Inventory

Inventory, at October 31 and July 31,, 2014 consists of:

	October 31, 2014 (Successor)	July 31, 2014 (Predecessor)

Raw Materials	$175,674	-
Work in progress	-	-
Finished Goods	268,378	333,236
Inventory, net	$444,052	333,326

7.  Prepaid Expenses

Prepaid Expenses, Current at October 31 and July 31, 2014 consists of:

	October 31, 2014 (Successor)	July 31, 2014 (Predecessor)

Prepaid Product Marketing	$164,113	-
Prepaid Rent	2,021	5,040
Prepaid Other	24,803	19,762
Prepaid Expenses	$190,937	24,802

On the June 25, 2014, the Company through its subsidiary, Level 5 Beverage Company, Inc. (“Level 5”), entered into a Brand Licensing Agreement with VitaminFizz, LP (“Licensor”) which was effective November 21, 2013.  Level 5 agreed to pay a licensing fee of $250,000 and no royalties shall be made to Licensor until such time as the aggregate royalty payments earned by Licensor exceed $250,000.  The $250,000 has been classified as Prepaid Expenses, Noncurrent on the balance sheet.

8.  Avanzar Acquisition

On October 24, 2014, through its subsidiary, Level 5 Beverage Company, Inc.(the “Purchaser”) (“Level 5”), the Company entered into an Agreement (the “Membership Interest Purchase Agreement”) with Avanzar Sales and Distribution, LLC (“Company”), a California Limited Liability Company (“Avanzar”) to acquire an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest for the Purchase Price of $500,000 with an option to acquire an additional twenty-one percent (21%) interest and Second Option to acquire up to seventy-five percent (75%) of Avanzar. The acquisition broadens our base in the beverage industry through vertical integration.  The acquisition was accounted for in accordance with ASC 805, Business Combinations.

Purchase Price.

(a) The consideration payable by the Purchaser to Avanzar for the Initial Membership Interests acquired on the Initial Closing Date was Five Hundred Thousand Dollars ($500,000), of which One Hundred Fifty Thousand Dollars ($150,000) was paid in three equal payments of $50,000 on each of September 18, 2014, October 2, 2014 and October 21, 2014  and the remaining Three Hundred Fifty Thousand Dollars ($350,000) shall be payable as follows: (i) a cash payment of One Hundred Fifty Thousand Dollars ($150,000) paid on October 27, 2014; and (ii) a note in the principal aggregate amount of Two Hundred Thousand Dollars ($200,000) which provides that it is payable in four equal installments of Fifty Thousand Dollars ($50,000) each, with one installment to be paid on each of the following dates: 30 days, 60 days, 90 days and 120 days following October 24, 2014.  The first installment of $50,000 was paid on November 25, 2014.

(b) The consideration payable by the Purchaser to Avanzar for the Option to acquire twenty-one percent (21%) of the Membership Interests to be acquired upon exercise of the Option shall be an aggregate amount of Four Hundred Thousand Dollars ($400,000) which shall be payable within five days of Company’s receipt of a notice from Purchaser of its exercise of the Option, if Purchaser exercises the Option.

(c) The consideration payable by the Purchaser to Avanzar for the Second Option Membership Interests to be acquired upon exercise of the Second Option (the “Second Option Purchase Price”) is equal to the greater of (i) an amount equal to three times the EBIT (earnings before interest and taxes) of Avanzar for the prior fiscal year; or (ii) One Million Seven Hundred Fifty Thousand Dollars ($1,750,000).

Avanzar Purchase Price Allocation
October 24, 2014

Purchase Price paid in Cash	$300,000
Payable to Avanzar	200,000
Noncontrolling interest	530,006
Fair value of net assets (liabilities) acquired	(757,151)
Goodwill resulting from acquisition	$727,145

Avanzar Condensed Statement of Net Assets Acquired
October 24, 2014

Cash	$950
Inventory	235,826
Prepaids	24,802
Investments	36,231
Capital Leases	136,781
Account Receivables	619,415
Total Assets	1,054,005
AP & Accrued Liabilities	(1,485,183)
Line of Credit	(102,723)
Notes Payable	(153,458)
Capital Lease Obligations	(69,792)
Total Liabilities	(1,811,156)

Fair value of net assets acquired	(757,151)

The following unaudited pro forma information presents a summary of Minerco’s Condensed Consolidated Statement of Operations for the respective periods, as if the acquisition and related financing of Avanzar occurred on August 1, 2013:
	Three months ended October 31, 2014	Three months ended October 31, 2013

Revenues	$503,427	635,793
Loss from Operations	(153,252)	(160,815)
Net loss	(171,354)	(166,219)

9.  Investments

The Company owns equity securities through its subsidiary Avanzar which were received for services performed which it accounts for as available-for-sale securities.  As of October 31, 2014,  securities amounted to $23,250.  Unrealized loss for the period October 25, 2014 to October 31, 2014 was $2,981.  Additionally, we owned a 50% equity stake in a brand purchased for $10,000 in 2011 through our subsidiary Avanzar.  The investment was accounted for as a cost method investment.  The brand has not yet been released commercially and as of October 31, 2014, it is valued at $10,000.

10.  Fair Value of Financial Instruments

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on October 31, 2014.

	Level 1	Level 2	Level 3	Total
Assets	$23,250	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$1,142,203	$1,142,203

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2014 for the Company pre-acquisition of Avanzar.

	Level 1	Level 2	Level 3	Total
Assets- None	$23,250	$-	$-	$23,250
Liabilities
Derivative Financial Instruments	$-	$-	$-	$0

11.  Convertible note payable and derivative liabilities

Prior the acquisition date and during the period August 1, 2014 to October 24, 2014, Minerco had received proceeds of $250,000 from a convertible promissory note.  The note carries an interest rate of 8%.  The note is convertible at a variable conversion price of 50% of the market price and shall be calculated using the lowest trading days during the preceding 20 days before conversion.  Minerco also had $159,250 in convertible promissory notes in remaning outstanding balances as of October 24, 2014.  These notes carry interest rates between 0% and 8% and are convertible at a variable conversion price of a fixed price of $0.00025 or 50% of the market price and shall be calculated using the lowest trading days during the preceding 5 to 20 days before conversion.  The total principal due at October 24, 2014 and October 31, 2014 is $409,250 with an unamortized discount of $296,219 resulting in a balance of $113,031.

Avanzar does not have any derivative liabilities as of October 31, 2014 or July 31, 2014.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

Derivative Liability:

The fair values of the convertible notes were determined to be $1,142,203 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $250,000 was recorded as debt discount and $235,037 was recorded as day one loss on derivative liability.  During the three months ended October 31, 2014 and 2013, the Company recorded a loss on mark-to-market of the conversion options of $2,397,596 and $2,153,244, respectively. As of October 31, 2014 and July 31, 2014, the aggregate unamortized discount is $296,219 and $121,149, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at October 31, 2014:

Balance at July 31, 2014 (pre-merger)	650,135
Debt discount	250,000
Day one loss on fair value	235,037
Loss on change in fair value	2,397,596
Write off due to conversion	(2,390,565)
Balance at October 24, 2014 (pre-merger)	$1,142,203
Balance at October 31, 2014 (Successor)	1,142,203

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of all the notes of $1,142,203. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.0045 to $0.012, a conversion price of  $0.00025 to $0.0018, expected volatility of 27% to 246%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.01% to 0.10%. The discount on the convertible loan is accreted over the term of the convertible loan. During the period October 25, 2014 to ended October 31, 2014, the Company recorded accretion of $0.

12. Debt

Prior to the Acquisition date of October 24, 2014, Minerco had outstanding balances of $1,350,000 on its line of credit and $25,000 in notes payable under Level 5.  Both of these are described below.

Minerco Line of Credit

On May 1, 2014, Minerco Resources, Inc. (“we” or the “Company”) entered into an Agreement (the “Line of Credit”) with Post Oak, LLC (the “Lender”), where, among other things, the Company and Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Two Million Dollars ($2,000,000.00), or such lesser amount as may be borrowed by the Company as Advances under this line of credit (the “Line of Credit”).  As of October 24 and 31, 2014, the Company had $1,350,000 outstanding under the line of credit respectively.

The summary of the Line of Credit is as:

This Line of Credit  bears interest at the rate of ten percent (10.00%) per annum.

The entire outstanding principal amount of this Line of Credit is due and payable on April 30, 2016 (the “Maturity Date”).

Advances.  Subject to the provisions of Section 2 below, the Company has the right, at any time or from time to time prior to the Maturity Date to request loans and advances from the Lender (individually an “Advance” and collectively, the “Advances”).  Each such Advance is to be considered a legal promissory note, is to be in the amount of $250,000, and is to be reflected on Schedule A to this Line of Credit and initialed as received by an officer or director of the Company.  The Lender is not be under any obligation to make advances under this Line of Credit.

Use of Proceeds.  All proceeds received by the Company from each Advance made by the Lender under this Line of Credit are to be used by the Company for expenses incurred by the Company in connection with working capital and any other operating expenses determined to be necessary by the Company.

Interest Payments, Balloon Payment.  Company  pays interest at the rate of ten percent (10.00%) per annum, calculated on a per day basis for each Advance made by Lender, and Company is obligated to make one interest payment in twelve (12) months and one interest payment in eighteen (18) months.  Company is obligated to make a payment for the entire unpaid balance of all Advances, plus any accrued unpaid interest, as per a “balloon” payment, in two (2) years from the date of the Line of Credit.

Security.  As security for the Line of Credit, immediately upon the first Advance made by Lender to Company, Company is obligated to cause and/or direct Preferred Class “C” Shares of Minerco Resources, Inc. (“MINE”) to be issued to Lender.  The amount of shares shall be sufficient to provide adequate security to the Lender for any Advances made to Company, and is to be reasonably determined by the parties at a later date.  Company agreed to contact its transfer agent Worldwide Stock Transfer to initiate this issuance, with all proper corporate approvals.  The Company has not yet created a Preferred Class C Shares.

Level 5 Notes Payable

During the year ended July 31, 2014, Level 5 received proceeds of $50,000 from promissory notes. These notes have an interest rate of 10% and mature between July 6, 2014 and July 24, 2014. The total principal due as of October 24 and 31, 2014 is $25,000 respectively.

Avanzar Notes Payable

Avanzar has received proceeds from various unrelated third parties and these notes have an interest rate of between 8% and 12% and mature between February 28, 2015 and December 31, 2015. The total principal due as of October 31, 2014 is $153,458.  A schedule of the notes payable are below:

Principal at 7/31/2014	Principal at 10/31/2014	Interest Rate	Maturity
$20,000	$20,000	8%	February 28, 2015
$20,000	$20,000	8%	February 28, 2015
$10,000	$10,000	8%	February 28, 2015
$20,000	$20,000	8%	February 28, 2015
$49,970	$49,970	12%	August 31, 2015
$10,000	$10,000	Non-interest bearing	On Demand
$20,000	$20,000	8%	December 31, 2015
$10,988	$3,488	Non-interest bearing	On Deomand
$20,000	$0	8%	February 28, 2015

The holders of the non-on demand notes above with maturity dates have the right to convert the unpaid principal at maturity into conversion units at the rate of one dollar and no cents.  If the holders convert, these conversions do not impact the equity ownership of the Company, they will come out of the pre-existing members’ equity ownership.

Avanzar Line of Credit

On May 27, 2014, Avanzar signed a line of credit with BFS West Capital for a principal amount of $168,000 payable over 15 months.  As of October 31, 2014, $100,057 is outstanding.

13. Common Stock

Prior to the Acquisition date of October 24, 2014, Minerco had issued the below shares during the period August 1, 2014 to October 24, 2014.

During the period August 1, 2014 to October 25, 2014, the Company issued 318,359,495 common shares for the conversion of $124,428 convertible promissory notes.  These notes converted at conversion rates between $0.00025 and $0.0026.

On August 8, 2014, the Company issued 250,000 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $2,850 and was expensed as stock compensation.

On September 3, 2014, the Company issued 10,000,000 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $82,000 and was expensed as stock compensation.

On September 4, 2014, the Company issued 12,000,000 common shares for consulting services.  The shares vested immediately.  The fair value of these shares was determined to be $94,800 and was expensed as stock compensation.

On September 4, 2014, the Company issued 8,000,000 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $63,200 and was expensed as stock compensation.

On September 8, 2014, the Company issued 250,000 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $1,725 and was expensed as stock compensation.

On September 16, 2014, the Company issued 1,000,000 common shares under the Key Employee and Distributor Incentive Plan in two (2) transactions.  The shares vested immediately.  The fair value of these shares was determined to be $6,700 and was expensed as stock compensation.

On October 8, 2014, the Company issued 250,000 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $1,625 and was expensed as stock compensation.

During the period October 25, to October 31, 2014, the Company issued, 35,237,980 common shares for the conversion of $32,357 convertible promissory notes.  These notes converted at conversion rates between $0.00025 and $0.00255.

14. Preferred Stock

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

On September 10, 2014, the Company issued 500,000 Class B convertible preferred shares to its Chief Executive Officer valued at $0.0062 or $1,550,000. The Company recognized this as compensation and will amortize this over the duration of the employment agreement which ends on July 31, 2019.

On September 10, 2014, the Company issued 500,000 Class B convertible preferred shares to its Chief Financial Officer valued at $0.0062 or $1,550,000. The Company recognized this as compensation and will amortize this over the duration of the employment agreement which ends on July 31, 2019.

During the period October 25, 2014 to October 31, 2014, the Company had $15,122 in preferred dividends.

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)
15. Related Parties

As of October 31, 2014, the Company owes its current Chief Executive Officer $70,161 ($13,911 – pre-merger July 31, 2014) in accrued salary ($18,750 per month) and $100,044 ($3,178 – pre-merger July 31, 2014) for advances made to the Company. The company owes its current Chief Financial Officer $10,000 ($2,500 – pre-merger July 31, 2014) in accrued salary ($12,500 per month.  The company owes its former Chief Executive Officer $0.  The advances are due on demand and non interest bearing.  Avanzar has no monies owed related parties as of October 31, 2014 or July 31, 2014.

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

16. Commitments

Capital Leases

We have a capital leases for property and equipment through our subsidiary Avanzar.  At October 31, 2014, total future minimum payments on our capital lease were as follows:

2015	$45,954
2016	22,081
2017	1,757
Total	$69,792

Operating Leases

We have an operating lease for Arizona office.  At October 31, 2014, total future minimum payments on our operating lease were as follows:

2015	$9,194
2016	1,022
Total	$10,216

Brand Licensing Agreements

VITAMINFIZZ ®

On November 21, 2013, through its subsidiary, Level 5 (“Level 5”), the Company entered into an Agreement with VITAMINFIZZ, L.P (“Licensor”), a California Limited Partnership where Level 5acquires the exclusive rights in North America to use VitaminFIZZ® on and in connection with the marketing, distribution and sale of the Brand.  Level 5 agreed to pay a licensing fee of $250,000 and no royalties shall be made to Licensor until such time as the aggregate royalty payments earned by Licensor exceed $250,000.  Licensor retained a 49% equity interest in all net revenue.  A milestone payment of $1,000,000 is due to Licensor when net sales exceed $25,000,000.

VITAMIN CREAMER ®

On June 24, 2014, Level 5 Beverage Company, Inc. (“Buyer”), a subsidiary of Minerco Resources, Inc. entered into an Agreement, effective June 20, 2014, with Vitamin Creamer LP (“Seller”), a limited partnership, where, among other things, Level 5 bought all right, title and interest to the (i) the Trademark “Vitamin Creamer”, and (ii) formulas and certain other intellectual property rights related to the Brand and the Products.  The purchase price is $100,000 of which $50,000 was paid during 2014 and $50,000 is due within 24 months after closing.  Seller retained a 5% equity interest in all net profits.

Employment Agreements

On September 10, 2014, the Company entered into an exclusive employment agreement with V. Scott Vanis to serve as our Chief Executive Officer, President and Secretary.

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

On September 10, 2014, the Company entered into an exclusive employment agreement with Sam J Messina III to serve as our Chief Financial Officer, and Treasurer.

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

17. Noncontolling Interest

The Company owns 70.3% of its subsidiary Level 5 Beverage Company, Inc (“Level 5”).  The remaining 29.7% is owned by unrelated third parties.   Level 5 owns 30% equity interest and 51% voting control of Avanzar Sales and Distrubtion, LLC.  The net loss attributable to noncontrolling interest for the period October 25, 2014 to October 31, 2014 was $14,287.

18. Subsequent Events

a)
On November 3, 2014, the Company through its subsidiary, Level 5 Beverage Company, Inc., entered into an Agreement with JD’s Food Group, Ltd., a company incorporated in the United Kingdom to exclusively distribute our VitaminFIZZ ® brand of enhanced sparking water in the Territory of the United Kingdom.

b)	On November 4, 2014, the Company issued 9,730,487 common shares for the conversion of $20,000 pursuant to a convertible promissory note dated March 31, 2014.

c)	On November 8, 2014, the Company issued 250,000 common shares pursuant to a consulting agreement.

d)	On November 17, 2014, the Company issued 15,529,173 common shares for the conversion of $20,000 pursuant to a convertible promissory note dated March 31, 2014.

e)	On November 19, 2014, the Company issued 35,000,000 common shares for the conversion of $8,750 pursuant to a convertible promissory note dated July 23, 2012.

f)	On November 24, 2014, the Company issued 18,273,486 common shares for the conversion of $20,000 pursuant to a convertible promissory note dated March 31, 2014.

g)	On December 1, 2014, the Company issued 25,000,000 common shares for the conversion of $6,250 pursuant to a convertible promissory note dated July 23, 2012.

h)	On December 2, 2014, the Company issued 34,500,000 common shares for the conversion of $8,625 pursuant to a convertible promissory note dated July 23, 2012.

i)	On December 4, 2014, the Company issued 19,492,643 common shares for the conversion of $20,000 pursuant to a convertible promissory note dated March 31, 2014.

j)	On December 8, 2014, the Company issued 250,000 common shares pursuant to a consulting agreement.

k)	On December 12, 2014, the Company issued 34,500,000 common shares for the conversion of $8,625 pursuant to a convertible promissory note dated July 23, 2012.

l)	On December 15, 2014, the Company issued 11,722,378 common shares for the conversion of $15,000 pursuant to a convertible promissory note dated March 31, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended October 31, 2014 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview

Minerco Resources, Inc. was incorporated as a Nevada company on June 21, 2007 and our only two subsidiaries are Level 5 and Minerco Honduras S.A. From our inception in June 2007 through May 27, 2010, we were engaged in the acquisition of interests and leases in oil and natural gas properties. In May 2010, we changed the focus of our business to the development, production and provision of clean, renewable energy solutions in Central America.  On October 16, 2012, we added a functional specialty beverage retailer, Level 5 Beverage Company, Inc., that is developed and sold under the LEVEL 5™ brand umbrella as an additional line of business, which has become our primary focus. We recently expanded our beverage business through our acquisition of Avanzar Sales and Distribution, LLC, a sale and distribution company.  As of September 20, 2013, we completely discontinued operations of our Renewable Energy line of business.  We continue to own royalty interests in two (2) renewable energy project(s) and an earned net revenue interest in one (1) renewable energy project; however, all operational control for all three (3) projects has been returned to the originating companies.

Specialty Beverage Business

In September, 2012, we commended operations of Level 5 Beverage Company, Inc. (“Level 5”), a specialty beverage company, which develops, produces, markets and distributes a diversified portfolio of natural and highly functional brands. Level 5 has developed or acquired exclusive rights to four separate and distinct brands: VitaminFIZZ®, VitaminCreamer®, COFFEE BOOST™ and LEVEL 5®. Minerco has established a fifth brand, The Herbal Collection™, with a private partner to add to our brand portfolio. The rights to The Herbal Collection™ has been assigned to our parent company, Minerco Resources

We organically developed the LEVEL 5® and COFFEE BOOST™ Brands, and we acquired the exclusive, worldwide rights to the VitaminFIZZ® Brand from VITAMINFIZZ, L.P. in November, 2013. In 2014, we acquired 100% of the right, title and intellectual property to the Vitamin Creamer® Brand. The current focus of our business is on the VitaminFIZZ® brand. We are currently completing the Research and Development of the VitaminCreamer® brand to include a Boost and Relax, and we are pilot testing The Herbal Collection™ brand with target consumers in specialized markets.

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

We launched VitaminFizz® in June of 2014 in select New York locations. The 17 oz. slim plastic bottle packaging has been very well received. VitaminFIZZ® is currently available in six (6) flavors: Lemon-Lime, Orange-Mango, Strawberry-Watermelon, Black Raspberry, Strawberry Lemonade and Coconut-Pineapple. More flavors, and possibly smaller sizes, are expected to be available in 2015.

As of December 1, 2014, VitaminFIZZ® is available in over 825 retail locations in New York City and Southern California and also available on our online store at Amazon.com.

As of December 1, 2014, VitaminFIZZ® had produced approximately 55,000 cases of six flavors.

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

VitaminCreamer®, is expected to be the 1st and only highly vitamin fortified creamer available in US or the global market, meets these “good for you” needs by focusing on natural ingredients as well as supplying multiple, essential daily vitamin / mineral requirements. VitaminCreamer® replaces artificial and non-fortified competitors in a multi-billion dollar market that is rapidly growing annually.

Vitamin Creamer® with Coffee Boost™ (or Boost): Merging these two cutting edge concepts into one powerful range of products seems to be inevitable to us. The VitaminCreamer® with Boost range of coffee creamer and enhancement products will solidify Level 5’s position in the very strong and very lucrative coffee and creamer markets. Level 5 intends to merge the brands to include a range of cutting edge products with 2 main drivers: (1) adding to consumers’ nutritional and vitamin intake; and (2) add function and flavor to the coffee drinkers’ experience.

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

Level 5 with PowerBrands, the leading beverage development company in the US, are diligently working with the supplement and ingredient suppliers to create this cutting-edge breakthrough in the coffee and creamer market. PowerBrands with their award winning food scientists and highly decorated package design team, who also created the stand alone brands of VitaminCreamer® and CoffeeBoost™, are fully dedicated to and actively creating the world’s leading coffee and creamer products for Level 5.

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

More details about the LEVEL 5™ Brand are available from our brand website at: www.level5energy.com. Information from our website is not incorporated into this Quarterly Report on Form 10-Q

Distribution Business

On October 24, 2014 (Effective September 15, 2014), we entered into an Membership Interest Purchase Agreement with Avanzar Sales and Distribution, LLC to acquire the controlling interest in Avanzar. Level 5 acquired an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest in Avanzar for the Purchase Price of $500,000 with a twenty-one percent (21%) interest in Avanzar and Second Option to acquire up to an aggregate of seventy-five percent (75%) interest in Avanzar. The Agreement was Effective as of September 15, 2014.
.
Headquartered in Brea, California, Avanzar Sales and Distribution specializes in working with early stage, fast moving consumer brands to develop and implement sales and distribution strategies. Avanzar operates a full service brokerage which includes account management, trade development and logistics services as well as in house DSD operations throughout Southern California. Avanzar distributes products to some of the most trusted retailers in the United States, including Kroger, Albertsons, HEB, Golub (Price Chopper), Whole Foods, Walgreens, 7-Eleven, Tesoro, Circle K, Chevron, Kmart, Gelson's and Winco.

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

Business Operations

In August, 2014, we launched VitaminFIZZ in the key markets of New York City and Southern California.  VitaminFIZZ is available in over 825 high volume locations and online at Amazon.com.  As of December 1, 2014, we have produced more than 55,000 cases of VitaminFIZZ.

We had generated revenue of 95,529 during the three months ended October 31, 2014, and during the three months ended October 31, 2014, we had an accumulated deficit of $24,066,076, a stockholder’s deficit of $1,025,900 and a net loss of $3,706,192. There is substantial doubt regarding our ability to continue as a going concern.  Our operations are dependent upon our ability to: (1) generate sales, revenue and profit from our Level 5 brands; (2) obtain necessary financing; and (3) effectively manage costs and/or attain profitable operations.   As such, the report of our independent certified auditor for the year ended July 31, 2014 is qualified subject to substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended October 31, 2014 (Combined)	Three Months Ended October 31, 2013 (Predecessor)
Sales	$503,427	635,793
Cost of Goods Sold	355,612	477,650
Gross Profit (Loss)	147,815	158,143

Amortization and Depreciation	11,021	11,021
Selling and Marketing	-
General and Administrative	290,046	307,937
Total Operating Expenses	301,067	318,958

Other Income (Expenses):
Interest Expense, net	(18,452)	(7,314)
Contract Term Fees		2,000
Total Other Expenses	(18,452)	(5,314)

Net Loss	$(171,704)	(166,129)
Net loss attributable to Noncontrolling interest	(14,287)	-
Net loss attributable to Minerco	$(157,517)	(166,129)

Preferred Stock Dividends	$15,122	-
Net loss attributable to common shareholders	(172,539)	(166,129)
Other Comprehensive Income:
Unrealized gain (loss) on Available-for-sale Securities	6,375	-
Total Other Comprehensive Income	$6,375	-
Other Comprehensive Income attributable to Noncontrolling interest	6,649	-
Other Comprehensive Income attributable to Minerco	$(275)	-
Total Comprehensive Income	(172,814)	(166,129)
Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	2,621,462,533	1,312,097,247

Results of Operations for the Three months ended October 31, 2014

Revenues

During the three months ended October 31, 2014, total revenue was $503,427 compared to total revenue of $635,793 during the same period in fiscal 2014.  The decrease was due a shift in product mix away from lower margin products towards higher margin products.

Gross Profit

During the three months ended October 31, 2014, gross profit was $147,815 compared to gross profit of $158,143 during the same period in fiscal 2014.  The decrease was due a shift in product mix away from lower margin products towards higher margin products.  Gross margin improved 24.8% in the three months ended October 31, 2013 compared to 29.4% in the three months ended October 31, 2014.

Operating Expenses

Our total operating expenses for the three months ended October 31, 2014 were $301,067, compared to operating expenses of $318,958 during the same period in the three months ended October 31, 2013. The increase was due an increase in business activity as we integrated acquisition of Avanzar in October and the launch of our VitaminFIZZ ® product in August.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

During the three months ended October 31, 2014 we incurred a net loss of $171,704 compared to a net loss of $166,129 during the same period in fiscal 2014. The difference in our net loss during the three months ended October 31, 2014 was primarily due to an increase in interest expense and a reduction in gross profit offset by a reduction in general and administrative expense.

Liquidity and Capital Resources

As of October 31, 2014, we had $58,330 in cash, $664,831 in accounts receivable, $440,937 in prepaid assets, and $440,052 in inventory and $2,617,550 in total assets, $4,918,192 in total liabilities and a working capital deficit of $2,202,142. Our accumulated deficit from our inception on June 21, 2007 to October 31, 2014 is $24,170,335 and was funded primarily through equity and debt financing.

We are dependent on our net revenues and funds raised through our equity and debt financing.

During the period August 1 to October 24, 2014 and October 25, 2014 to October 31, 2014 our monthly cash requirements to fund our operating activities was approximately $102,116 and a cash from operations of $60,046. Our cash on hand of $58,330, as of October 31, 2014, together with our line of credit for $2,000,000 should allow us to continue to operate for the immediate future until we receive significant Level 5 revenue proceeds and additional traditional financings. We estimate our planned expenses for the next 24 months (beginning November, 2014) to be approximately $26,282,500, as summarized in the tables below. The expenses are broken into Phases 1, 2 and 3. Assumptions for the breakdown are: Phase 1 will be completed before Phase 2 begins, and Phase 2 will be completed before Phase 3 begins, and Phases will only be started when we have sufficient revenues and/or have sufficient financing vehicles to proceed to the next Phase. If revenues or traditional financings are not as anticipated, we will scale back our expenses according to our business requirements which will negatively impact our ability to increase revenue.

Expense Overview - FY 2015 - FY 2016
PHASE 1 - SATURATE CURRENT MARKETS with SUPPORT
PHASE 2 - ADD TOP MAJOR MARKETS with SUPPORT
PHASE 3 - ALL MAJOR MARKETS (Domestic) with SUPPORT
	Fiscal Year 2015 ($)
	PHASE 1	PHASE 2	PHASE 3	TOTAL
Renewable Energy Total	10,000	0	0	10,000
Beverage Business
Advertising	250,000	250,000	0	500,000
Warehouse & Delivery	25,000	50,000	0	75,000
Insurance	25,000	25,000	0	50,000
Inventory Purchases / Production	800,000	750,000	0	1,550,000
Consulting Services	250,000	75,000	0	325,000
Retail incentive	50,000	100,000	0	150,000
Sales incentive	25,000	50,000	0	75,000
Sales Representative Payroll	150,000	150,000	0	300,000
Payroll Taxes	22,500	22,500	0	45,000
Rent or Lease	24,000	12,000	0	36,000
Filling Equipment Lease	0	0	0	0
Sales Commission	50,000	50,000	0	100,000
Research & Development	25,000	50,000	0	75,000
POS material	50,000	100,000	0	150,000
Taxes & Licenses	20,000	40,000	0	60,000
Utilities & Telephone	12,000	6,000	0	18,000
Sampling	250,000	500,000	0	750,000
Accounting & Legal fees	100,000	50,000	0	150,000
General and Administrative Expenses	180,000	180,000	0	360,000

Contingencies (10%)	231,000	246,000	0	477,000
Beverage Total	2,539,500	2,706,500	0	5,246,000

FY 2015 Total (All Phases)	2,549,500	2,706,500	0	5,256,000

	Fiscal Year 2016 ($)
	PHASE 1	PHASE 2	PHASE 3	TOTAL
Renewable Energy Total	10,000	0	0	10,000
Beverage Business
Advertising	0	250,000	1,250,000	1,500,000
Warehouse & Delivery	0	50,000	450,000	500,000
Insurance	0	25,000	50,000	75,000
Inventory Purchases / Production	0	1,500,000	8,000,000	9,500,000
Consulting Services	0	200,000	300,000	500,000
Retail incentive	0	75,000	450,000	525,000
Sales incentive	0	50,000	450,000	500,000
Sales Representative Payroll	0	150,000	1,000,000	1,150,000
Payroll Taxes	0	22,500	150,000	172,500
Rent or Lease	0	12,000	120,000	132,000
Filling Equipment Lease	0	0	250,000	250,000
Sales Commission	0	50,000	250,000	300,000
Research & Development	0	50,000	250,000	300,000
POS material	0	50,000	450,000	500,000
Taxes & Licenses	0	50,000	150,000	200,000
Utilities & Telephone	0	18,000	24,000	42,000
Sampling	0	250,000	500,000	750,000
Accounting & Legal fees	0	150,000	200,000	350,000
General and Administrative Expenses	0	360,000	1,500,000	1,860,000

Contingencies (10%)	0	331,000	1,579,000	1,910,000
Beverage Total	0	3,643,500	17,373,000	21,016,500

FY 2016 Total (All Phases)	10,000	3,643,500	17,373,000	21,026,500

FY 2015 and FY 2016 GRAND TOTAL	(ALL PHASES)			26,282,500

PHASE 1 - SATURATE CURRENT MARKETS with SUPPORT
PHASE 2 - ADD TOP MAJOR MARKETS with SUPPORT
PHASE 3 - ALL MAJOR MARKETS (Domestic) with SUPPORT

Our general and administrative expenses for the year are expected to consist primarily of salaries, transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we have the necessary funds or financing vehicles in place to complete Phase 1 of our business plan. We require additional funds of approximately $4,500,000 to proceed with Phase 2 of our business plan over the next 24 months. Phase 3 of our business plan requires sufficient traditional financing vehicles to complete, and Phase 3 will not commence until these funds and/or financing are in place. If we secure less than the full amount of financing that we require or derive less than the anticipated amount of revenue from operations, we will not be able to carry out our complete business plan, and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Future Financings

Our financial statements for the three months ended October 31, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any minimal adjustments that might result from the outcome of this uncertainty.

As of October 31, 2014, we have generated $503,427 of revenues for the three months ended October 31, 2014, have achieved losses since inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project or Sayab Wind Project, or from any of the hydro-electric projects in which we acquire an interest. As a new competitor in the beverage line of business, there can be no assurance we will generate any significant revenue from the sale of any such products and our future cash needs vary from those estimated. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.  In addition, we require funds to meet our current operating needs and to repay certain demand note obligations and other convertible debt obligations that will mature shortly.

We had $58,330 in cash as of October 31, 2014. We  intend to raise the balance of our cash requirements for the next 12 months from revenues received from Level 5, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we have a two million dollar line of credit with Post Oak, LLC which has an outstanding balance of $1,350,000 as of October 31, 2014, but there is no guarantee that any additional financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.   If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts spent on our acquisition and development activities and our general and administrative expenses so as not to exceed the amount of capital resources that are available to us. Specifically, we anticipate deferring development, expansion and certain acquisitions pending the receipt of additional financing. Still, if we  do not secure additional financing, our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations for the next 12 months unless revenue increases dramatically, even if the Company does decide to scale back its operations.

Outstanding Indebtedness

Set forth below is a chart of our outstanding convertible debt obligations as of October 31, 2014:

	Original Amount	Balance on 10/31/2014	Date of Issuance	Maturity Date	Features

Convertible Promissory Note*	50,000	26,000	7/23/2012	On Demand	5% interest rate converts at the lower of $0.0025 or 50% of market based on the lowest day during the preceding 5 days

Convertible Promissory Note*	100,000	9,750	7/23/2012	On Demand	5% interest rate converts at the lower of $0.0025 or 50% of market based on the lowest day during the preceding 5 days.

Convertible Promissory Note	153,500	123,500	4/9/2014	3/31/2015	8% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 days

Convertible Promissory Note	250,000	250,000	10/22/2014	10/22/2015	8% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 days

*Assigned and restated from $583,300 Note, dated 7/23/2012

Outstanding Notes

As of October 31, 2014, our obligations under outstanding notes totaled an aggregate principal amount of $305,389.  Of such amount $35,750 is due on demand, $123,500 is due March 31, 2015 and $250,000 is due October 24, 2015. We currently do not have sufficient funds to all of the past due or future notes.

On July 23, 2012, we entered into a Securities Purchase Agreement and Convertible Promissory Note between the Company and our Chief Executive Officer for $588,299.  The convertible notes carry a 5% rate of interest and are convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lowest day during the preceding 5 days before conversion.  The Convertible Promissory Notes are due on demand. On March 22, 2013, $200,000 of the note was purchased by, assigned to and restated for unrelated third parties: $100,000 to MSF International, Inc. and $100,000 to FTB Enterprises, Inc.  As of December 15, 2014, the note assigned to FTB Enterprises, Inc. is closed.

On April 9, 2014, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Union Capital for $153,500.  The convertible note carries 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market which shall be calculated as the lowest day during the preceding 20 days before conversion.

On October 22, 2014, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Union Capital for $250,000.  The convertible note carries 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market which shall be calculated as the lowest day during the preceding 20 days before conversion.

On October 22, 2014, we entered into a Securities Purchase Agreement and Convertible Redeemable Promissory Note with Union Capital for $250,000.  The note was paid by the issuance of an offsetting $250,000 note receivable issued by Union Capital.  The note carries 8% rate of interest and if the note is not redeemed and automatically terminated, the note is convertible into common stock at a variable conversion price of 50% of the market which shall be calculated as the lowest day during the preceding 20 days before conversion.

On May 1, 2014, we entered into an agreement with Post Oak, LLC (“the Lender”), where, among other things, we and the Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Two Million Dollars ($2,000,000), or such lesser amount as may be borrowed by us as Advances under this line of credit.  The Line of Credit bears interest at the rate of ten percent per annum (10.00%) unless modified by certain provisions of the Line of Credit.  The entire outstanding principal balance amount of this Line of Credit is due and payable on April 30, 2016.  We will make one interest payment twelve months from the date of each advance and one interest payment eighteen months from the date of each advance.  We are obligated to make a payment for the entire unpaid balance of all advances, plus any accrued interest, in a “balloon” payment, which is due in two years from the date of the Line of Credit Agreement.  As of October 31, 2014, there was $1,350,000 outstanding under this line of credit.

Level 5

During the year ended July 31, 2014, Level 5 received proceeds of $50,000 from promissory notes. These notes have an interest rate of 10% and mature between July 6, 2014 and July 24, 2014. The total principal due as of October 31, 2014 is $25,000.

Avanzar

Set forth below is a chart of our outstanding notes payable for Avanzar as of October 31, 2014:

Principal at 10/31/2014	Interest Rate	Maturity
$20,000	8%	February 28, 2015
$20,000	8%	February 28, 2015
$10,000	8%	February 28, 2015
$20,000	8%	February 28, 2015
$49,970	12%	August 31, 2015
$10,000	Non-interest bearing	On Demand
$20,000	8%	December 31, 2015
$3,488	Non-interest bearing	On Demand

On May 27, 2014, Avanzar signed a line of credit with BFS West Capital for a principal amount of $168,000 payable over 15 months.  As of October 31, 2014, $100,057 is outstanding.

Product Research and Development

Our Research and Development (R&D) consisted of formulating the LEVEL ® product line including: RISE™, COFFEE BOOST™, CURVES, FLEX and ARMOR.  The Company spent $1,171 in the three months ending October 31, 2014 and $-0- in the three months ended October 31, 2013 in R&D activities. The R&D for LEVEL 5® is the only R&D activities since the Company’s inception. The Company anticipates spending at least $100,000 in R&D activities over the next two fiscal years. The Company spent $49,984 on management and consulting fees activities for this Level 5® product line during the three months ended October 31, 2014. These fees have been recorded as selling, general, and administrative fees.

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

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Inasmuch as we only have two individuals serving as officers, directors and employees we have determined that the company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties despite the fact that the duties of the Chief Executive Officer and Chief Financial Officer are performed by two individuals.   Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based upon this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 15, 2014, the Company filed a complaint and sued JMJ Financial (“JMJ”) relating to an alleged illegal conversion pursuant to a Promissory Note dated November 19, 2013 (the “Note”) in the Circuit Court of 11th Judicial Circuit in and for Miami-Dade County. The suit alleges that the Note violates Florida’s usury laws and is, therefore, unenforceable. Minerco sought (a) a declaratory judgment that the Note is null and void ab initio, and (b) preliminary and permanent injunctive relief prohibiting JMJ from converting any purported amounts owed pursuant to the Note into shares of Minerco’s common stock. In May 2014, the injunctive relief bond was set at $2,500,000, cash, which Minerco did not satisfy. Therefore, Minerco did not receive injunctive relief from the court at that time.  On June 24, 2014, JMJ filed its Answer and Affirmative Defenses, in which it denied that the Note is usurious, and set forth multiple affirmative defenses, including failure to state a claim upon which relief can be granted and estoppel.  On December 12, 2014, Minerco filed a Motion for Leave to File Amended Complaint (the “Motion”) against JMJ Financial relating to the same Note, seeking in its amended complaint the following relief: (a) a declaratory judgment that the Note violates Florida’s usury laws, and thus is null and void ab initio; (b) damages for JMJ’s conversions of the entire purported outstanding balance of the Note that have occurred subsequent to the commencement of the lawsuit; and (c) reasonable attorney’s fees and costs.  The Motion has not yet been decided.  Discovery is ongoing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below are the sales of unregistered securities during the three months ended October 31, 2014 and through the filing date.

On September 10, 2014, the Company issued 500,000 Class B convertible preferred shares to its Chief Executive Officer pursuant to his employment agreement.

On September 10, 2014, the Company issued 500,000 Class B convertible preferred shares to its Chief Financial Officer pursuant to his employment agreement.

On October 22, 2014 we issued one convertible promissory note in the principal amount of $250,000 that bears interest at a rate of 8% per annum at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion.  The issuance of the note was exempt from registration under Section 4 (a) (2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On November 4, 2014, we issued 9,730,487 common shares in one (1) transaction upon conversion of a convertible promissory note dated March 31, 2014.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On November 8, 2014, we issued 250,000 common shares in one (1) transaction pursuant to a consulting agreement.

On November 17, 2014, we issued 15,529,173 common shares in one (1) transaction upon conversion of a convertible promissory note dated March 31, 2014.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On November 19, 2014, we issued 35,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On November 24, 2014, we issued 18,723,486 common shares in one (1) transaction upon conversion of a convertible promissory note dated March 31, 2014.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On December 1, 2014, we issued 25,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On December 2, 2014, we issued 34,500,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On December 4, 2014, we issued 19,492,643 common shares in one (1) transaction upon conversion of a convertible promissory note dated March 31, 2014.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On December 8, 2014, we issued 250,000 common shares in one (1) transaction pursuant to a consulting agreement.

On December 2, 2014, we issued 34,500,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On December 12, 2014, we issued 34,500,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On December 15, 2014, we issued 11,722,378 common shares in one (1) transaction upon conversion of a convertible promissory note dated March 31, 2014.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Employment Agreement with V. Scott Vanis dated September 10, 2014	10-K	11/7/14	10.46

10.2	Employment Agreement with Sam J Messina III dated September 10, 2014	10-K	11/7/14	10.47

10.3	Key Employee and Distributor Incentive Plan	10-K	11/7/14	10.48

10.4	Membership Interest Purchase Agreement for Avanzar Sales and Distribution, LLC dated October 24, 2014	8-K	10/24/14	10.1

10.5	Convertible Promissory Note with Union Capital, LLC, dated October 22, 2014				X

10.6	Convertible Redeemable Promissory Note with Union Capital, LLC, dated October 22, 2014				X

10.7	UK – Exclusive Territory Distribution Agreement	8-K	11/5/14	10.1

10.8	Sales and Marketing Agreement with Advantage Sales and Marketing, LLC	8-K	12/10/14	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

December 22, 2014	By:	/s/ V. Scott Vanis
V. Scott Vanis,
President, Secretary and Treasurer (Principal Executive Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Employment Agreement with V. Scott Vanis dated September 10, 2014	10-K	11/7/14	10.46

10.2	Employment Agreement with Sam J Messina III dated September 10, 2014	10-K	11/7/14	10.47

10.3	Key Employee and Distributor Incentive Plan	10-K	11/7/14	10.48

10.4	Membership Interest Purchase Agreement for Avanzar Sales and Distribution, LLC dated October 24, 2014	8-K	10/24/14	10.1

10.5	Convertible Promissory Note with Union Capital, LLC, dated October 22, 2014				X

10.6	Convertible Redeemable Promissory Note with Union Capital, LLC, dated October 22, 2014				X

10.7	UK – Exclusive Territory Distribution Agreement	8-K	11/5/14	10.1

10.8	Sales and Marketing Agreement with Advantage Sales and Marketing, LLC	8-K	12/10/14	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE