Form 10-Q
period 2015-01-31
Minerco Resources, Inc.
filed 2015-03-23
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

As of March 23, 2015 the registrant had 3,342,057,455 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Index
Consolidated Balance Sheets (unaudited)	4
Consolidated Statements of Expenses (unaudited)	6
Consolidated Statements of Cash Flows (unaudited)	7
Consolidated Notes to the Unaudited Financial Statements	8

Minerco Resources, Inc.
Consolidated Balance Sheets
(unaudited)

	January 31, 2015 (Successor)	July 31, 2014 (Predecessor)
ASSETS
Cash	$137,656	$-

Accounts Receivable	882,686	412,569

Inventory	325,230	294,454

Prepaid Expenses, Current	162,084	6,280

Current Assets	1,507,656	713,303

Other Assets

Investments	16,938	26,875

Property and Equipment, net	134,009	147,802

Prepaid Expenses, Noncurrent	250,000	-

Goodwill	716,940	-

Intangible Assets, net	101,495	-

Total Assets	$2,727,038	$887,980
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$1,946,036	$1,275,852

Note Payable	149,970	180,958

Accounts Payable – Related Party	272,455	-

Convertible debt, net unamortized discount $180,822	69,178	-

Capital Lease Obligations, Current	49,102	45,660

Line of Credit	68,590	134,190

Derivative liabilities	835,537	-

Total Current Liabilities	3,390,868	1,636,660

Capital Lease Obligations, Noncurrent	5,169	38,849

Long-term Debt, net of current	1,550,000

Total Liabilities	4,946,037	1,675,509

Stockholders’ Deficit

Series A Convertible Preferred stock, $0.001 par value, 25,000,000 shares authorized, 15,000,000 outstanding at January 31, 2015 for Successor and no shares authorized or issued at July 31, 2014 for Predecessor	15,000	-

Series B Convertible Preferred stock, $0.001 par value, 2,000,000 shares authorized, 376,000 outstanding at January 31, 2015 for Successor and no shares authorized or outstanding at July 31, 2014, for Predecessor	376	-
Series C Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized, 500,000 outstanding at January 31, 2015 for Successor and no shares authorized or outstanding at July 31, 2014, for Predecessor	500	-

Common stock, $0.001 par value, 3,500,000,000 shares authorized, 3,275,805,877 and outstanding at January 31, 2015 for Successor and no shares authorized or outstanding at July 31, 2014 for Predecessor	3,275,806	-

Additional paid-in capital	21,410,712	85,470

Accumulated Other Comprehensive Income (Loss)	(19,294)	(73,125)

Accumulated deficit	(26,098,966)	(799,874)

Total Minerco stockholders’ Deficit	(1,415,866)	(787,529)

Noncontrolling Interest	(803,133)	-

Total Stockholders’ Deficit	(2,218,999)	(787,529)

Total Liabilities and Stockholders’ Deficit	$2,727,038	$887,980

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco Resources, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
	November 1, 2014 Through January 31, 2015 (Successor)	October 25, 2014 through January 31, 2015 (Successor)	August 1, 2014 Through October 24, 2014 (Predecessor)	Three Months Ended January 31, 2014 (Predecessor)	Six Months ended to January 31, 2014 (Predecessor)

Sales	740,985	768,609	475,803	474,098	1,105,891
Cost of Goods Sold	605,736	626,151	335,197	327,313	804,964
Gross Profit	135,249	142,458	140,606	146,785	300,927

Amortization and Depreciation	13,500	13,500	11,021	11,021	22,042
Selling and Marketing	128,376	128,376	-	-	-
General and Administrative	996,864	1,024,915	261,938	254,458	562,396
Total Operating Expenses	1,138,740	1,166,791	272,959	265,479	584,438

Net Loss from Operations	(1,003,491)	(1,024,333)	(132,353)	(118,694)	(283,511)

Other Income (Expenses):
Interest Expense, net	(63,645)	(64,632)	(17,465)	(13,756)	(21,070)
Gain/(Loss) on Derivative Liability	(476,187)	(476,187)	-	-	-
Contract Term Fees	2,000	2,000	-	5,673	7,673
Gain/(Loss) on Debt for Equity Swap	(462,202)	(462,202)	-	-	-
Accretion Expense	(115,397)	(115,397)	-	-	-
Total Other Expenses	(1,115,431)	(1,116,418)	(17,465)	(8,083)	(13,397)

Net loss	$(2,118,922)	(2,140,751)	$(149,818)	(126,777)	$(296,908)
Net loss attributable to Noncontrolling interest	(162,123)	(176,410)	-		-
Net loss attributable to Minerco	$(1,956,799)	(1,964,341)	$(149,818)	(126,777)	$(296,908)

Preferred Stock Dividends	$(28,107)	(12,985)	$-	-	$-
Net loss attributable to common shareholders	(1,928,692)	(1,951,356)	(149,818)	(126,777)	(296,908)
Total Other Comprehensive Income (Loss)
Unrealized gain (loss) on AFS securities	(22,275)	(19,294)	9,356		-
Total Other Comprehensive Income (Loss)	$(22,275)	(19,294)	$9,356	(126,777)	$(296,908)
Other Comprehensive Income (Loss) attributable to noncontrolling interest	(18,284)	(15,578)	-		-
Other Comprehensive Income (Loss) attributable to Minerco	$(3,991)	(3,716)	$9,356	(126,777)	$(296,908)
Total Comprehensive Income (Loss)	(1,932,683)	(1,955,072)	(140,462)	(126,777)	(296,908)
Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.08)	(0.08)	$(0.19)
Weighted Average Common Shares Outstanding	3,024,508,072	3,008,176,828	1,680,000	1,552,747	1,526,230

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco Resources, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	The Period October 25, to January 31, 2015 (Successor)	The Period August 1, 2014 to October 24, 2014 (Predecessor)	Six months Ended January 31, 2014 (Predecessor)
Cash Flows from Operating Activities

Net income (loss) for the period	$(2,140,751)	(149,818)	(296,908)

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	176,410	-	-
Unrealized gain on AFS	(19,294)	(9,356)	-
Share based Compensation	186,276	-	-
(Gain)/Loss on Derivatives	476,187	-	-
(Gain)/Loss on Debt for Equity Swap	462,202	-	22,042
Amortization and Depreciation	13,500	11,021	-
Accretion Expense	115,397	-	-

Changes in operating assets and liabilities:
Accrued Expenses	369,047	-	-
Prepaids	16,610	-	750
Investment	19,293	-	-
Accounts payable and accrued liabilities	(61,628)	(5,016)	222,425
Accounts Receivable	(530,854)	(125,038)	(128,721)
Inventory	(34,797)	166,735	136,303
Accounts payable- related party	442,250	-	-
Net Cash Used in Operating Activities	(510,152)	(102,116)	(44,109)

Cash Flows from Investing Activities
Acquisition of AFS Security	-	-	(90,000)
	-	-
Net Cash Used in Investing Activities	-	-	(90,000)

Cash Flows from Financing Activities

Proceeds from long-term debt	700,000	-	-
Repayments of Notes Payable	(9,300)	(27,500)	(15,000)
Proceeds from line of credit, net	-	-	99,488
Repayments of Capital Lease	(15,521)	-	-
Proceeds from Parent	-	150,000	-
Repayments of Line of Credit	(34,133)	(31,467)	-
Proceeds from Members	-	26,750	28,253
Repayments of Capital Lease	-	(14,717)	-
Proceeds from Notes Payable	5,812	-	-
Net Cash Provided by Financing Activities	646,858	103,066	112,741

Net change in cash	136,706	950	(21,368)

Cash, Beginning of Period	950	-	24,623

Cash, End of Period	$137,656	950	3,255

Supplemental disclosures of cash flow information

Cash paid for interest	-	17,465	21,070
Cash paid for income taxes	-	-	-
Non Cash investing and Financing activities:

Net liabilities of Successor	2,768,739	-	-
Net liabilities of Predecessor	1,611,274	-	-
Increase in fair value of assets due to Acquisition	(42,573)	-	-
Resolution of derivative liabilities	782,853	-	-
Conversion of Preferred B to Common shares	183,500	-	-
Debt and accrued interest converted into common shares	171,218	-	-
Conversion of Preferred B to Preferred C	500	-	-

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

On October 24, 2014, through its subsidiary, Level 5 Beverage Company, Inc.(the “Purchaser”) (“Level 5”), the Company entered into an Agreement (the “Membership Interest Purchase Agreement”) with Avanzar Sales and Distribution, LLC, a California Limited Liability Company (“Avanzar”) to acquire an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest for the Purchase Price of $500,000 with an option to acquire an additional twenty-one percent (21%) interest and Second Option to acquire up to seventy-five percent (75%) of Avanzar. The acquisition broadens our base in the beverage industry through vertical integration. The acquisition was accounted for in accordance with ASC 805, Business Combinations.

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

Successor — relates to the financial periods and balance sheets succeeding the Membership Interest Purchase Agreement; and
Predecessor — relates to the financial periods preceding the Acquisition (prior to October 24, 2014).

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the three month period ended January 31, 2015, the Company has an accumulated deficit and minimal revenue. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2015.

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

 3. Accounting Policies

Revenue recognition – The Company recognizes revenue when persuasive evidence exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonable assured.  This typically occurs when the product is shipped for our manufacturing business and when it is delivered for our distribution business. We review the need for a sales allowance quarterly based on historical experience with each customer and the specifics of each arrangement.  There were no sales allowance for the periods August 1, 2014 to October 24, 2014, October 25, 2014 to January 31, 2015 and the three and six months ended January 31, 2014.

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

Trade Accounts Receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We review the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement.  There were no allowance for doubtful accounts for the periods August 1, 2014 to October 24, 2014, October 25, 2014 to January 31, 2015 and the three and six months ended January 31, 2014.

Property, Plant and Equipment - Property, plant and equipment obtained in business acquisitions are recorded at their estimated fair value as of the acquisition date. Expenditures for new property, plant and equipment, and improvements that extend the useful life or functionality of the asset are recorded at their cost of acquisition or construction. Depreciation on property, plant and equipment is provided using the straight-line method over their estimated useful lives. Maintenance costs are expensed as incurred.

Gains or losses arising on the disposal of property, plant and equipment are determined as the difference between the proceeds from disposal and the carrying amount of the asset, and are included in other income (expense) in the consolidated statements of operations and comprehensive loss.

Investments - Investments include available-for-sale securities. The net unrealized gains or losses on available-for-sale securities are recorded as a component of accumulated other comprehensive income, net of income taxes.

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

4. Intangible Assets

Intangible Assets, net, at January 31, 2015 and July 31, 2014 consists of:

	January 31, 2015 (Successor)	July 31, 2014 (Predecessor)

VitaminFIZZ Name Licensing Rights	$30,000	-
Vitamin Creamer	75,000	-
Accumulated Amortization	$(3,505)	-

Intangible Assets, net	$101,495	-

On February 26, 2013, the Company entered into an Agreement (the “Premium Product Development Agreement”) with Power Brands, LLC, a California Limited Liability Company (“Power Brands”) to render product development services for Level 5 Beverage Company, Inc. (“Level 5”).  On February 26, 2013, the Company entered into an Agreement (the “Prototype Development Agreement”) with Power Brands to render prototype development services for Level 5.  On November 21, 2013, through its subsidiary, Level 5 Beverage Company, Inc., the Company entered into an Agreement with VITAMINFIZZ, L.P, a California Limited Partnership where the Company acquired the exclusive rights in North America to use VitaminFIZZ® on and in connection with the marketing, distribution and sale of the Brand.  On June 24, 2014, Level 5 Beverage Company, Inc., a subsidiary of Minerco Resources, Inc. entered into an Agreement, effective June 20, 2014, with Vitamin Creamer LP, a limited partnership, where, among other things, Level 5 bought all right, title and interest to the (i) the Trademark “Vitamin Creamer”, and (ii) formulas and certain other intellectual property rights related to the Brand and the Products.  The Company amortization expense of $1,753 and $0 during the three months ended January 31, 2015 and 2014 respectively and amortization expense of $3,505 during the six months ended January 31, 2015 and 2014 respectively.  The VitaminFIZZ Name Licensing Rights are being amortized over the remainder of the initial term of the 5 year licensing agreement.  Vitamin Creamer was determined to have an indefinite useful life.

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

5. Property and Equipment, Net

Equipment, net, at January 31, 2015 and July 31, 2014 consists of:

	Useful Life	January 31, 2015 (Successor)	July 31, 2014 (Predecessor)

Furniture and Fixtures	5 years	$6,297	-
Computer and Equipment	3 years	2,413	-
Leasehold Improvements	Remaining life of lease	830	-
Capital Leases	Term of lease	266,017	266,017
Accumulated Depreciation		(141,548)	(118,215)

Property and Equipment, net		$134,009	147,802

Depreciation expense was $0, $11,021 and $11,021 for the period October 25, to January 31, 2015, for the period August 1 to October 24, 2014 and for the three months ended January 31, 2014 respectively.

6.  Inventory

Inventory, at January 31, 2015 and July 31, 2014 consists of:

	January 31, 2015 (Successor)	July 31, 2014 (Predecessor)

Raw Materials	$29,790	-
Work in progress	-	-
Finished Goods	295,440	294,454

Inventory, net	$325,230	294,454

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

7.  Prepaid Expenses

Prepaid Expenses, Current at January 31, 2015and July 31, 2014 consists of:

	January 31, 2015 (Successor)	July 31, 2014 (Predecessor)

Prepaid Product Marketing	$144,012	-
Prepaid Rent	2,021	-
Prepaid Other	16,051	6,280

Prepaid Expenses	$162,084	6,280

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

8.  Avanzar Acquisition

On October 24, 2014, through its subsidiary, Level 5 Beverage Company, Inc.(the “Purchaser”) (“Level 5”), the Company entered into an Agreement (the “Membership Interest Purchase Agreement”) with Avanzar Sales and Distribution, LLC (“Company”), a California Limited Liability Company (“Avanzar”) to acquire an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest for the Purchase Price of $500,000 with an option to acquire an additional twenty-one percent (21%) interest and Second Option to acquire up to seventy-five percent (75%) of Avanzar. The acquisition broadens the Company’s base in the beverage industry through vertical integration.  The acquisition was accounted for in accordance with ASC 805, Business Combinations.

Purchase Price.

(a) The consideration payable by the Purchaser to Avanzar for the Initial Membership Interests acquired on the Initial Closing Date was Five Hundred Thousand Dollars ($500,000), of which was all payments have been made under this agreement.  One hundred fifty thousand dollars ($150,000) was paid prior to the Membership Purchase Agreement.

(b) The consideration payable by the Purchaser to Avanzar for the Option to acquire twenty-one percent (21%) of the Membership Interests to be acquired upon exercise of the Option is an aggregate amount of Four Hundred Thousand Dollars ($400,000) which is payable within five days of Company’s receipt of a notice from Purchaser of its exercise of the Option, if Purchaser exercises the Option.

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

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

In the three months January 31, 2015, there was a purchase price allocation adjustment resulting in a reduction of total assets in the amount of $165,864 and a reduction of total liabilities in the amount of $199,882 which resulted in a reduction of goodwill in the amount of $10,205. Due to the acquisition of Avanzar there was a change in fair value of the net liabilities acquired of $42,573.

Avanzar Purchase Price Allocation

October 24, 2014

Purchase Price paid in Cash	$300,000
Payable to Avanzar	200,000

Noncontrolling interest	506,193
Fair value of net assets (liabilities) acquired	(723,132)

Goodwill resulting from acquisition	$716,940

Avanzar Condensed Statement of Net Assets Acquired

October 24, 2014

Cash	$950
Inventory	170,293
Prepaids	6,280
Investments	36,231
Capital Leases	136,781
Account Receivables	537,606
Total Assets	888,142

AP & Accrued Liabilities	(1,285,301)
Line of Credit	(102,723)
Notes Payable	(153,458)
Capital Lease Obligations	(69,792)
Total Liabilities	(1,611,274)

Fair value of net assets acquired	(723,132)

The following unaudited pro forma information presents a summary of Minerco’s Condensed Consolidated Statement of Operations for the respective periods, as if the acquisition and related financing of Avanzar occurred on August 1, 2014:

	Three months ended January 31, 2015	Three months ended January 31, 2014	Six months ended January 31, 2015	Six months ended January 31, 2014

Revenues	$740,985	$474,098	$1,244,412	$1,105,891
Net loss	(2,118,922)	(149,818)	(2,290,569)	(296,908)
Total Comprehensive Loss	(1,932,683)	(140,462)	(2,095,534)	(296,908)

9.  Investments

The Company owns equity securities through its subsidiary Avanzar which were received for services performed which it accounts for as available-for-sale securities.  As of January 31, 2015, securities amounted to $6,938.  Unrealized loss for the period October 25, 2014 to January 31, 2015 was $19,294.  Additionally, we owned a 50% equity stake in a brand purchased for $10,000 in 2011 through our subsidiary Avanzar.  The investment was accounted for as a deposit on brand development.  The brand has not yet been released commercially and as of January 31, 2015, it is valued at $10,000.

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on January 31, 2015.

	Level 1	Level 2	Level 3	Total
Assets	$6,938	$-	$-	$6,938
Liabilities
Derivative Financial Instruments	$-	$-	$835,537	$835,537

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2014 for the Company pre-acquisition of Avanzar.

	Level 1	Level 2	Level 3	Total
Assets	$23,250	$-	$-	$23,250
Liabilities
Derivative Financial Instruments	$-	$-	$--	$0

11.  Convertible note payable and derivative liabilities

Prior the acquisition date and during the period August 1, 2014 to October 24, 2014, Minerco had received proceeds of $250,000 from a convertible promissory note.  The note carries an interest rate of 8%.  The note is convertible at a variable conversion price of 50% of the market price and shall be calculated using the lowest trading days during the preceding 20 days before conversion.  Minerco also had $159,250 in convertible promissory notes in remaining outstanding balances as of October 24, 2014.  These notes carry interest rates between 0% and 8% and are convertible at a variable conversion price of a fixed price of $0.00025 or 50% of the market price and shall be calculated using the lowest trading days during the preceding 5 to 20 days before conversion.  The total principal due at October 24, 2014 and January 31, 2015 is $409,250 with an unamortized discount of $296,219 resulting in a balance of $113,031 and $250,000 with an unamortized discount of $180,822 resulting in a balance of $69,178 respectively.

Avanzar does not have any derivative liabilities as of January 31, 2015 or July 31, 2014.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

Derivative Liability:

Prior the acquisition date and during the period August 1, 2014 to October 24, 2014, Minerco had received proceeds of $250,000 from a convertible promissory note. The note carries an interest rate of 8%. The note is convertible at a variable conversion price of 50% of the market price and shall be calculated using the lowest trading days during the preceding 20 days before conversion. Minerco also had $159,250 in convertible promissory notes in remaining outstanding balances as of October 24, 2014. These notes carry interest rates between 0% and 8% and are convertible at a variable conversion price of a fixed price of $0.00025 or 50% of the market price and shall be calculated using the lowest trading days during the preceding 5 to 20 days before conversion. The total principal due at October 24, 2014 and January 31, 2015 is $409,250 and $250,000 respectively with an unamortized discount of $296,219 and $180,822 resulting in a balance of $113,031 and $69,178 respectively.

The fair values of the convertible notes were determined to be $835,537 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $250,000 was recorded as debt discount and $235,037 was recorded as day one loss on derivative liability.  During the six months ended January 31, 2015 and 2014, the Company recorded a loss on mark-to-market of the conversion options of $3,173,416 and $0, respectively. As of January 31, 2015 and July 31, 2014, the aggregate unamortized discount is $6,146 and $0, respectively.

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

The following table summarizes the derivative liabilities included in the consolidated balance sheet at January 31, 2015:

Balance at July 31, 2014 (Predecessor)
Minerco pre-merger	630,135
Debt discount	250,000
Day one loss on fair value	235,037
Loss on change in fair value	2,893,781
Write off due to conversion	(3,173,416)
Balance at January 31, 2015 (Successor)	835,537

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of all the notes of $992,153. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.0045 to $0.012, a conversion price of  $0.00025 to $0.0046, expected volatility of 27% to 270%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.01% to 0.10%. The discount on the convertible loan is accreted over the term of the convertible loan. During the period October 25, 2014 to ended January 31, 2015, the Company recorded accretion of $115,397.

12. Debt

Prior to the Acquisition date of October 24, 2014, Minerco had outstanding balances of $1,350,000 on its line of credit and $25,000 in notes payable under Level 5.  Both of these are described below.

Minerco Line of Credit

On May 1, 2014, Minerco Resources, Inc. (“we” or the “Company”) entered into an Agreement (the “Line of Credit”) with Post Oak, LLC (the “Lender”), where, among other things, the Company and Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Two Million Dollars ($2,000,000.00), or such lesser amount as may be borrowed by the Company as Advances under this line of credit (the “Line of Credit”).  As of October 24 and January 31, 2015, the Company had $1,350,000 and $1,550,000 outstanding under the line of credit respectively.

During the three months and six months ended January 31, 2015, the Company converted $534,601 of principal and interest of the line of credit into 307,000 Series B Preferred shares and recorded a loss of $438,949 due the difference between the fair market value of $973,550 and note and interested converted to settle the debt.

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

Interest Payments, Balloon Payment.  The Company pays interest at the rate of ten percent (10.00%) per annum, calculated on a per day basis for each Advance made by Lender, and the Company is obligated to make one interest payment in twelve (12) months and one interest payment in eighteen (18) months.  The Company is obligated to make a payment for the entire unpaid balance of all Advances, plus any accrued unpaid interest, as per a “balloon” payment, in two (2) years from the date of the Line of Credit.

Security.  As security for the Line of Credit, immediately upon the first Advance made by Lender to the Company, the Company is obligated to cause and/or direct Preferred Class “C” Shares of Minerco Resources, Inc. (“MINE”) to be issued to Lender.  The amount of shares shall be sufficient to provide adequate security to the Lender for any Advances made to the Company, and is to be reasonably determined by the parties at a later date.  The company agreed to contact its transfer agent Worldwide Stock Transfer to initiate this issuance, with all proper corporate approvals.

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

Level 5 Notes Payable

During the year ended July 31, 2014, Level 5 received proceeds of $50,000 from promissory notes. These notes have an interest rate of 10% and mature between July 6, 2014 and July 24, 2014. The total principal due as of October 24 and January 31, 2015 is $25,000 and $0 respectively.

During the three months and six months ended January 31, 2015, the Company converted $27,747 of principal in interest of the notes payable into 6,000,000 shares of common stock and recorded a loss of $23,253 due the difference between the fair market value of $51,000 and note and interested converted to settle the debt.

Avanzar Notes Payable

Avanzar has received proceeds from various unrelated third parties and these notes have an interest rate of between 8% and 12% and mature between February 28, 2015 and December 31, 2015. The total principal due as of January 31, 2015 is $153,458.  A schedule of the notes payable are below:

Principal at 7/31/2014	Principal at 1/31/2015	Interest Rate	Maturity
$20,000	$20,000	8%	On demand
$20,000	$20,000	8%	On demand
$10,000	$10,000	8%	On demand
$20,000	$20,000	8%	On demand
$49,970	$49,970	12%	August 31, 2015
$10,000	$10,000	Non-interest bearing	On Demand
$20,000	$20,000	8%	December 31, 2015
$20,000	$0	8%	On demand

The holders of the non-on demand notes above with maturity dates have the right to convert the unpaid principal at maturity into conversion units at the rate of one dollar and no cents.  If the holders convert, these conversions do not impact the equity ownership of the Company, they will come out of the pre-existing members’ equity ownership.

Avanzar Line of Credit

On May 27, 2014, Avanzar signed a line of credit with BFS West Capital for a principal amount of $168,000 payable over 15 months.  As of January 31, 2015, $68,590 is outstanding. The current interest rate is 29.6%

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

13. Common Stock

Prior to the Acquisition date of October 24, 2014, Minerco had issued the below shares during the period August 1, 2014 to October 24, 2014.

During the period August 1, 2014 to October 24, 2014, the Company issued 353,597,475 common shares for the conversion of $156,785 convertible promissory notes.  These notes converted at conversion rates between $0.00025 and $0.0026.

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

Subsequent to the Acquisition date of October 24, 2014, Minerco has issued following shares:

On November 8, 2014, the Company issued 250,000 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $1,000 and was expensed as stock compensation.

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

On December 11, 2014, the Company issued 250,000 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $925 and was expensed as stock compensation.

On January 6, 2015, the Company exchanged 60,000 shares of Series B Preferred for 30,000,000 shares of common stock.

On January 6, 2015, the Company exchanged 207,000 shares of Series B Preferred for 103,500,000 shares of common stock.

On January 9, 2015, the Company issued 250,000 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $1,775 and was expensed as stock compensation.

On January 16, 2015, the Company issued 2,000,000 common shares under the Key Employee and Distributor Incentive Plan in three (3) transactions.  The shares vested immediately.  The fair value of these shares was determined to be $22,800 and was expensed as stock compensation.

On January 28, 2015, the Company issued 6,000,000 shares to settle debt and interest of $27,747 and recorded a loss of $23,253.

On January 30, 2015, the Company exchanged 100,000 shares of Series B Preferred for 50,000,000 shares of common stock.

During the period October 25, to January 31, 2015, the Company issued, 254,780,279 common shares for the conversion of $171,218 convertible promissory notes.  These notes converted at conversion rates between $0.00025 and $0.00255.

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

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

Dividends

The Series B Shares accrue dividends at the rate per annum equal to 8% of the Stated Value which initially is ten dollars per share payable in cash; provided that after an initial public offering of the Company’s common stock the dividends may be paid at the option of the Company in cash or additional shares of common stock.

Conversion

Each Series B Share (together with any accrued but unpaid dividends thereon) is convertible into shares of Common Stock at the option of the holder at any time at a conversion price per share equal to the sum of the Stated Value a divided by the Conversion Price, subject to adjustment as described below. The initial Conversion Price shall be equal to $0.02.  The Series B Shares automatically convert to common stock immediately prior to the closing of a firmly underwritten public offering for gross offering proceeds of at least $10,000,000 or upon the consent of two-thirds of the holders of Series B Shares.

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

On September 10, 2014, the Company issued 500,000 Class B convertible preferred shares to its Chief Executive Officer valued at $0.0062 or $1,550,000. The Company recognized this as compensation and will amortize this over the duration of the employment agreement which ends on July 31, 2019. The total expense for the period October 25, 2004 to January 31, 2015 is $79,888.

On September 10, 2014, the Company issued 500,000 Class B convertible preferred shares to its Chief Financial Officer valued at $0.0062 or $1,550,000. The Company recognized this as compensation and will amortize this over the duration of the employment agreement which ends on July 31, 2019. The total expense for the period October 25, 2004 to January 31, 2015 is $79,888.

During the three months and six months ended January 31, 2015, the Company converted $534,601 of principal in interest of the line of credit into 307,000 Series B Preferred shares and recorded a loss of $438,949 due the difference between the fair market value of $973,550 and note and interested converted to settle the debt.

On January 7, 2015, the Company filed a Certificate of Designations for the creation of a class of Series C Preferred Stock with the Nevada Secretary of State.  The number of shares constituting Series C Preferred is 1,000,000. The stated value is $20.00 per share.  The holders of the Series C Preferred are also entitled to a liquidation preference equal to the stated value plus all accrued and unpaid dividends. Each share of Series C Preferred is convertible into 1,000 shares of common stock; however the conversion price is subject to adjustment. Holders of shares of Series C Preferred vote together with the common stock as a single class and each holder of Series C Preferred shall be entitled to 5 votes for each share of Common Stock into which such shares of Series C Preferred held by them could be converted. The Company has the right to redeem the shares of Series C Preferred at any time after the date of issuance at a per share price equal to 125% of the stated value.  The Series C Preferred automatically converts to common stock upon certain specified events.

On January 7, 2015, Minerco Resources, Inc. (“we” or the “Company”) entered into an Agreement (the “Exchange Agreement”) with V. Scott Vanis, an individual and our Principal Executive Officer (“Vanis”), where, among other things, the Company and Vanis exchange Vanis’ five hundred thousand (500,000) shares of the Company’s Class ‘B’ Preferred stock and all accrued and unpaid dividends for two hundred fifty thousand (250,000) shares of the Company’s Class ‘C’ Preferred stock.
On January 7, 2015, Minerco Resources, Inc. (“we” or the “Company”) entered into an Agreement (the “Exchange Agreement”) with Sam J Messina III, an individual and our Principal Accounting Officer (“Messina”), where, among other things, the Company and Messina exchange Messina’s five hundred thousand (500,000) shares of the Company’s Class ‘B’ Preferred stock and all accrued and unpaid dividends for two hundred fifty thousand (250,000) shares of the Company’s Class ‘C’ Preferred stock.

During the period October 25, 2014 to January 31, 2015, the Company had $98,795 in preferred dividends offset by $111,781 forgiven by our Chief Executive Officer and our Chief Financial Officer for a net of ($12,985).

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

15. Related Parties

As of January 31, 2015, the Company owes its current Chief Executive Officer $126,411 ($13,911 – pre-merger July 31, 2014) in accrued salary ($18,750 per month) and $131,044 ($3,178 – pre-merger July 31, 2014) for advances made to the Company. The company owes its current Chief Financial Officer $15,000 ($2,500 – pre-merger July 31, 2014) in accrued salary ($12,500 per month.  The company owes its former Chief Executive Officer $0.  The advances are due on demand and non interest bearing.  Avanzar has no monies owed related parties as of January 31, 2015 or July 31, 2014.

On January 7, 2015, Minerco Resources, Inc. (“we” or the “Company”) entered into an Agreement (the “Exchange Agreement”) with V. Scott Vanis, an individual and our Principal Executive Officer (“Vanis”), where, among other things, the Company and Vanis exchange Vanis’ five hundred thousand (500,000) shares of the Company’s Class ‘B’ Preferred stock and all accrued and unpaid dividends for two hundred fifty thousand (250,000) shares of the Company’s Class ‘C’ Preferred stock.

On January 7, 2015, Minerco Resources, Inc. (“we” or the “Company”) entered into an Agreement (the “Exchange Agreement”) with Sam J Messina III, an individual and our Principal Accounting Officer (“Messina”), where, among other things, the Company and Messina exchange Messina’s five hundred thousand (500,000) shares of the Company’s Class ‘B’ Preferred stock and all accrued and unpaid dividends for two hundred fifty thousand (250,000) shares of the Company’s Class ‘C’ Preferred stock.

16. Commitments

Capital Leases

We have a capital leases for property and equipment through our subsidiary Avanzar.  At January 31, 2015, total future minimum payments on our capital lease were as follows:

2015	$33,183
2016	22,081
2017	1,757
Total	$57,021

Operating Leases

We have an operating lease for Arizona office.  At January 31, 2015, total future minimum payments on our operating lease were as follows:

2015	$6,129
2016	1,022
Total	$7,051

Brand Licensing Agreements

VITAMINFIZZ ®

On November 21, 2013, through its subsidiary, Level 5, the Company entered into an Agreement with VITAMINFIZZ, L.P (“Licensor”), a California Limited Partnership where Level 5acquires the exclusive rights in North America to use VitaminFIZZ® on and in connection with the marketing, distribution and sale of the Brand.  Level 5 agreed to pay a licensing fee of $250,000 and no royalties shall be made to Licensor until such time as the aggregate royalty payments earned by Licensor exceed $250,000.  Licensor retained a 49% equity interest in all net revenue.  A milestone payment of $1,000,000 is due to Licensor when net sales exceed $25,000,000.

Brand Acquisition Agreements

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

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

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

Mr. Vanis was issued 500,000 shares of Series B Preferred stock, upon the effective date of the agreement of which were converted to Series C.

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

Mr. Messina was issued 500,000 shares of Series B Preferred stock, upon the effective date of the agreement of which were converted to Series C.

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

Minerco Resources, Inc.
Consolidated Notes to the Financial Statements
(unaudited)

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

17. Noncontolling Interest

The Company owns 70.3% of its subsidiary Level 5 Beverage Company, Inc (“Level 5”).  The remaining 29.7% is owned by unrelated third parties.   Level 5 owns 30% equity interest and 51% voting control of Avanzar Sales and Distribution, LLC.  The net loss attributable to noncontrolling interest for the period October 25, 2014 to January 31, 2015 was $176,410.

18.  Correction of Prior Quarter Information

During the quarter ended January 31, 2015, the Company identified an error in the July 31, 2014 previous period which included an understatement in sales offset by overstatement of prepaid expense and inventory and the understatement of account payable. This resulted in an overstatement of current liabilities $203,981 and the overstatement of current assets by $154,112 as of July 31, 2014 and an overstatement of net loss of $49,869 at the twelve months ended July 31, 2014. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the July 31, 2014 financial statements.

19. Subsequent Events

a)	On February 9, 2015, the Company issued 250,000 common shares pursuant to a consulting agreement. .

b)	On February 27, 2015, the Company issued 132,000 Series B Preferred in exchange for $250,000 in principal under a line of credit. These shares were converted into 66,000,000 shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended January 31, 2015 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview

Minerco Resources, Inc. was incorporated as a Nevada company on June 21, 2007, our only two subsidiaries are Level 5 and Minerco Honduras S.A. and our indirect subsidiary is Avanzar.  From our inception in June 2007 through May 27, 2010, we were engaged in the acquisition of interests and leases in oil and natural gas properties. In May 2010, we changed the focus of our business to the development, production and provision of clean, renewable energy solutions in Central America.  On October 16, 2012, we added a functional specialty beverage retailer, Level 5 Beverage Company, Inc., that is developed and sold under the LEVEL 5™ brand umbrella as an additional line of business, which has become our primary focus. We recently expanded our beverage business through our acquisition of Avanzar Sales and Distribution, LLC, a sale and distribution company.  As of September 20, 2013, we completely discontinued operations of our Renewable Energy line of business.  We continue to own royalty interests in two (2) renewable energy project(s) and an earned net revenue interest in one (1) renewable energy project; however, all operational control for all three (3) projects has been returned to the originating companies.

Specialty Beverage Business

In September, 2012, we commenced operations of Level 5 Beverage Company, Inc. (“Level 5”), a specialty beverage company, which develops, produces, markets and distributes a diversified portfolio of natural and highly functional brands. Level 5 has developed or acquired exclusive rights to four separate and distinct brands: VitaminFIZZ®, VitaminCreamer®, COFFEE BOOST™ and LEVEL 5®. Minerco has established a fifth brand, The Herbal Collection™, with a private partner to add to our brand portfolio. The rights to The Herbal Collection™ has been assigned to us by Level 5.

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

Our Brands

VitaminFIZZ® Brand

VitaminFIZZ®, developed by Power Brands Consulting, LLC in 2010, was launched in 2014 and is now a zero calorie, vitamin enhanced lightly sparkling water, similar in concept to the popular VitaminWater®, only in carbonated format. VitaminFIZZ® contains 100% of daily vitamin C, 100% of daily vitamin B and is zero calories. VitaminFIZZ® is also non-GMO (no genetically modified organism) and is certified Kosher. Level 5 acquired the exclusive, worldwide rights to VitaminFIZZ® in November, 2013.

We launched VitaminFizz® in August, 2014 in Southern California and New York City locations. The 17 oz. slim plastic bottle packaging has been very well received. VitaminFIZZ® is currently available in six (6) flavors: Lemon-Lime, Mango-Orange, Strawberry-Watermelon, Black Raspberry, Strawberry Lemonade and Coconut-Pineapple. .

As of March 1, 2015, VitaminFIZZ® is available in over 1,200 retail locations in Southern California, New York City and Las Vegas and is also available on our online store at Amazon.com.

As of March 1, 2015, VitaminFIZZ® had produced approximately 70,000 cases of six flavors.

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

Level 5 with PowerBrands, a leading beverage development company in the US, are diligently working with the supplement and ingredient suppliers to create this cutting-edge breakthrough in the coffee and creamer market. PowerBrands with their award winning food scientists and highly decorated package design team, who also created the stand alone brands of VitaminCreamer® and CoffeeBoost™, are fully dedicated to and actively creating the world’s leading coffee and creamer products for Level 5.

Exact specifications and dates are to be determined (TBD); however, we expect VitaminCreamer® to be finalized in mid calendar year 2015.

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

On October 24, 2014 (Effective September 15, 2014), we entered into a Membership Interest Purchase Agreement with Avanzar Sales and Distribution, LLC to acquire the controlling interest in Avanzar. Level 5 acquired an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest in Avanzar for the Purchase Price of $500,000 with a twenty-one percent (21%) interest in Avanzar and Second Option to acquire up to an aggregate of seventy-five percent (75%) interest in Avanzar. The Agreement was Effective as of September 15, 2014.

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

Business Operations

In August, 2014, we launched VitaminFIZZ in the key markets of New York City and Southern California.  VitaminFIZZ is available in over 1,200 high volume locations and online at Amazon.com.  As of March 1, 2015, we have produced more than 70,000 cases of VitaminFIZZ.

We had generated revenue of $475,803 and $768,609 during period August 1 to October 24, 2014 and October 25 to January 31, 2015 respectively, we had an accumulated deficit of $26,158,966, a stockholder’s deficit of $2,218,999 and a net loss of $149,818 and $2,140,751 during the period August 1 to October 24, 2014 and October 25 to January 31, 2015 respectively.  There is substantial doubt regarding our ability to continue as a going concern.  Our operations are dependent upon our ability to: (1) generate sales, revenue and profit from our VitaminFIZZ brand; (2) obtain necessary financing; and (3) effectively manage costs and/or attain profitable operations.   As such, the report of our independent certified auditor for the year ended July 31, 2014 is qualified subject to substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended January 31, 2015 (Successor)	Three Months Ended January 31, 2014 (Predecessor)

Sales	$740,985	474,098
Cost of Goods Sold	605,736	327,313
Gross Profit (Loss)	135,249	146,785

Amortization and Depreciation DDDepreciationDepreciation	13,500	11,021
Selling and Marketing	128,376
General and Administrative	996,864	254,458
Total Operating Expenses	1,138,740	265,479

Net Loss from Operations	(1,003,491)	(118,694)

Other Income (Expenses):
Interest Expense, net	(63,645)	(13,756)
Contract Term Fees	2,000	5,673
Gain/(Loss) on Derivative Liability	(476,187)	-
Gain/(Loss) on Debt for Equity Swap	(462,202)	-
Accretion Expense	(115,397)	-

Total Other Expenses	(1,115,431)	(8,083)

Net Loss	$(2,118,922)	(126,777)
Net loss attributable to Noncontrolling interest	(162,123)	-
Net loss attributable to Minerco	$(1,956,799)	(126,777)

Preferred Stock Dividends	$(28,107)	-
Net loss attributable to common shareholders	(1,928,692)	(126,777)
Other Comprehensive Income:
Unrealized gain (loss) on Available-for-sale Securities	(22,275)	-
Total Other Comprehensive Income	$(22,275)	-
Other Comprehensive Income attributable to Noncontrolling interest	(18,284)	-
Other Comprehensive Income attributable to Minerco	$(3,991)	-
Total Comprehensive Income	(1,932,683)	(126,777)
Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.08)

Weighted Average Common Shares Outstanding	3,024,508,072	1,552,747

Results of Operations for the Three months ended January 31, 2015

Revenues

During the three months ended January 31, 2015, total revenue was $740,895 compared to total revenue of $474,098 during the same period in fiscal 2014.  The increase was due to the capital pursuant to the purchase of Avanzar being deployed and the launch of Level 5’s brands.  The three months ended January 31, 2015 represent Successor results and the three months ended January 31, 2014 represent Predecessor results so any comparisons may not be meaningful.

Gross Profit

During the three months ended January 31, 2015, gross profit was $135,249 compared to gross profit of $146,785 during the same period in fiscal 2014.  The decrease was due the Level 5’s promotion sales during the quarter to launch new key retailers.  Gross margin decreased 31.0% in the three months ended January 31, 2014 compared to 18.3% in the three months ended January 31, 2015.  The three months ended January 31, 2015 represent Successor results and the three months ended January 31, 2014 represent Predecessor results so any comparisons may not be meaningful.

Operating Expenses

Our total operating expenses for the three months ended January 31, 2015 were $1,138,740, compared to operating expenses of $265,479 during the same period in fiscal 2014. The increase was due an increase in business activity as launched several major key retailers during the quarter.  The three months ended January 31, 2015 represent Successor results and the three months ended January 31, 2014 represent Predecessor results so any comparisons may not be meaningful.
Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

During the three months ended January 31, 2015 we incurred a net loss of $2,118,922 compared to a net loss of $126,777 during the same period in fiscal 2014. The increase in our net loss during the three months ended January 31, 2015 was primarily due to the launch of several major key retailers during the quarter.   The three months ended January 31, 2015 represent Successor results and the three months ended January 31, 2014 represent Predecessor results so any comparisons may not be meaningful.

	Six Months Ended January 31, 2015 (Combined)	Six Months Ended January 31, 2014 (Predecessor)

Sales	$1,244,412	1,105,891
Cost of Goods Sold	961,348	804,964
Gross Profit (Loss)	283,064	300,927

Amortization and Depreciation DDDepreciationDepreciation	24,521	22,042
Selling and Marketing	128,376
General and Administrative	1,286,853	562,396
Total Operating Expenses	1,439,750	584,438

Net Loss from Operations	(1,156,686)	(283,511)

Other Income (Expenses):
Interest Expense, net	(82,097)	(21,070)
Contract Term Fees	2,000	7,673
Gain/(Loss) on Derivative Liability	(476,187)	-
Gain/(Loss) on Debt for Equity Swap	(462,202)	-
Accretion Expense	(115,397)	-

Total Other Expenses	(1,133,883)	(13,397)

Net Loss	$(2,290,569)	(296,908)
Net loss attributable to Noncontrolling interest	(176,410)	-
Net loss attributable to Minerco	$(2,114,159)	(296,908)

Preferred Stock Dividends	$(12,985)	-
Net loss attributable to common shareholders	(2,101,174)	(296,908)
Other Comprehensive Income:
Unrealized gain (loss) on Available-for-sale Securities	(9,938)	-
Total Other Comprehensive Income	$(9,938)	-
Other Comprehensive Income attributable to Noncontrolling interest	(15,578)	-
Other Comprehensive Income attributable to Minerco	$5,640	-
Total Comprehensive Income	(2,095,534)	(296,908)
Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.19)

Weighted Average Common Shares Outstanding	3,008,176,828	1,526,230

Results of Operations for the Six months ended January 31, 2015

Revenues

During the six months ended January 31, 2015, total revenue was $1,244,412 compared to total revenue of $1,105,891 during the same period in fiscal 2014.  The increase was due to the capital pursuant to the purchase of Avanzar being deployed and the launch of Level 5’s brands.  The period from October 25, 2014 to January 31, 2015 represent Successor results and the period August 1, 2014 to October 24, 2014 and the six months ended January 31, 2014 represent Predecessor results so any comparisons may not be meaningful.

Gross Profit

During the six months ended January 31, 2015, gross profit was $283,064 compared to gross profit of $300,927 during the same period in fiscal 2014.  The decrease was due the Level 5’s promotion sales during the quarter to launch new key retailers.  Gross margin decreased 27.2% in the six months ended January 31, 2014 compared to 22.7% in the six months ended January 31, 2015.  The period from October 25, 2014 to January 31, 2015 represent Successor results and the period August 1, 2014 to October 24, 2014 and the six months ended January 31, 2014 represent Predecessor results so any comparisons may not be meaningful.
Operating Expenses

Our total operating expenses for the six months ended January 31, 2015 were $1,439,750, compared to operating expenses of $584,438 during the same period in fiscal 2014. The increase was due an increase in business activity as we integrated acquisition of Avanzar in October and the launch of our VitaminFIZZ ® product in August.  The period from October 25, 2014 to January 31, 2015 represent Successor results and the period August 1, 2014 to October 24, 2014 and the six months ended January 31, 2014 represent Predecessor results so any comparisons may not be meaningful.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

During the six months ended January 31, 2015 we incurred a net loss of $2,290,569 compared to a net loss of $296,908 during the same period in fiscal 2014. The increase in our net loss during the six months ended January 31, 2015 was primarily due to the launch of several major key retailers during the quarter, an integration of acquisition Avanar and the launch of our VitaminFIZZ ® product during the year.   The period from October 25, 2014 to January 31, 2015 represent Successor results and the period August 1, 2014 to October 24, 2014 and the six months ended January 31, 2014 represent Predecessor results so any comparisons may not be meaningful.

Liquidity and Capital Resources

As of January 31, 2015, we had $137,656 in cash, $882,686 in accounts receivable, $412,084 in prepaid assets, and $325,230 in inventory and $2,727,038 in total assets, $4,946,037 in total liabilities and a working capital deficit of $1,883,212. Our accumulated deficit from our inception on June 21, 2007 to January 31, 2015 is $26,158,966 and was funded primarily through equity and debt financing.

We are dependent on our net revenues and funds raised through our equity and debt financing.

During the period August 1 to October 24, 2014 and October 25, 2014 to January 31, 2015 our monthly cash requirements to fund our operating activities was approximately $102,116 and a cash from operations of $60,046. Our cash on hand of $137,656, as of January 31, 2015, together with our line of credit for $2,000,000 should allow us to continue to operate for the immediate future until we receive significant Level 5 revenue proceeds and additional traditional financings. We estimate our planned expenses for the next 24 months (beginning November, 2014) to be approximately $26,282,500, as summarized in the tables below. The expenses are broken into Phases 1, 2 and 3. Assumptions for the breakdown are: Phase 1 will be completed before Phase 2 begins, and Phase 2 will be completed before Phase 3 begins, and Phases will only be started when we have sufficient revenues and/or have sufficient financing vehicles to proceed to the next Phase. If revenues or traditional financings are not as anticipated, we will scale back our expenses according to our business requirements which will negatively impact our ability to increase revenue.

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

Based on our planned expenditures, we have the necessary funds or financing vehicles in place to complete Phase 1 of our business plan. We require additional funds of approximately $4,700,000  to proceed with Phase 2 of our business plan over the next 24 months. Phase 3 of our business plan requires sufficient traditional financing vehicles to complete, and Phase 3 will not commence until these funds and/or financing are in place. If we secure less than the full amount of financing that we require or derive less than the anticipated amount of revenue from operations, we will not be able to carry out our complete business plan, and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Future Financings

Our financial statements for the three months ended January 31, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any minimal adjustments that might result from the outcome of this uncertainty.

As of January 31, 2015, we have generated $1,244,412 of revenues for the three months ended January 31, 2015, have achieved losses since inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from our interest in the Chiligatoro Hydro-Electric Project, Iscan Hydro-Electric Project or Sayab Wind Project, or from any of the hydro-electric projects in which we acquire an interest. As a new competitor in the beverage line of business, there can be no assurance we will generate any significant revenue from the sale of any such products and our future cash needs vary from those estimated. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.  In addition, we require funds to meet our current operating needs and to repay certain demand note obligations and other convertible debt obligations that will mature shortly.

We had $137,656 in cash as of January 31, 2015. We  intend to raise the balance of our cash requirements for the next 12 months from revenues received from Level 5, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we have a two million dollar line of credit with Post Oak, LLC which has an outstanding balance of $1,550,000 as of January 31, 2015, but there is no guarantee that any additional financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.   If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts spent on our acquisition and development activities and our general and administrative expenses so as not to exceed the amount of capital resources that are available to us. Specifically, we anticipate deferring development, expansion and certain acquisitions pending the receipt of additional financing. Still, if we  do not secure additional financing, our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations for the next 12 months unless revenue increases dramatically, even if the Company does decide to scale back its operations.

Outstanding Indebtedness

Set forth below is a chart of our outstanding convertible debt obligations as of January 31, 2015:

	Original Amount	Balance on 1/31/2015	Date of Issuance	Maturity Date	Features

Convertible Promissory Note	250,000	250,000	10/22/2014	10/22/2015	8% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 days

Outstanding Notes

As of January 31, 2015, our obligations under outstanding notes totaled an aggregate principal amount of $250,000.  Of such amount  $250,000 is due October 22, 2015. We currently do not have sufficient funds to all of the future notes.

On October 22, 2014, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Union Capital for $250,000.  The convertible note carries 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market which shall be calculated as the lowest day during the preceding 20 days before conversion.

On May 1, 2014, we entered into an agreement with Post Oak, LLC (“the Lender”), where, among other things, we and the Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Two Million Dollars ($2,000,000), or such lesser amount as may be borrowed by us as Advances under this line of credit.  The Line of Credit bears interest at the rate of ten percent per annum (10.00%) unless modified by certain provisions of the Line of Credit.  The entire outstanding principal balance amount of this Line of Credit is due and payable on April 30, 2016.  We will make one interest payment twelve months from the date of each advance and one interest payment eighteen months from the date of each advance.  We are obligated to make a payment for the entire unpaid balance of all advances, plus any accrued interest, in a “balloon” payment, which is due in two years from the date of the Line of Credit Agreement.  As of January 31, 2015, there was $1,550,000 outstanding under this line of credit.

Avanzar

Set forth below is a chart of Avanzar’s notes payable as of January 31, 2015:

Principal at 1/31/2015	Interest Rate	Maturity
$20,000	8%	On demand
$20,000	8%	On demand
$10,000	8%	On demand
$20,000	8%	On demand
$49,970	12%	August 31, 2015
$10,000	Non-interest bearing	On Demand
$20,000	8%	December 31, 2015

On May 27, 2014, Avanzar signed a line of credit with BFS West Capital for a principal amount of $168,000 payable over 15 months.  As of January 31, 2015, $68,590 is outstanding.

Product Research and Development

Our Research and Development (R&D) consisted of formulating the VitaminFIZZ®, Vitamin Creamer®, Coffee Boost™ and LEVEL 5® product lines.  The Company spent $1,171 in the three months ending January 31, 2015 and $-0- in the three months ended January 31, 2014 in R&D activities. The R&D for the product lines is the only R&D activities since the Company’s inception. The Company anticipates spending at least $100,000 in R&D activities over the next two fiscal years. The Company spent $119,984 on management and consulting fees activities for the product lines during the three months ended January 31, 2015. These fees have been recorded as selling, general, and administrative fees.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 15, 2014, the Company filed a complaint and sued JMJ Financial (“JMJ”) relating to an alleged illegal conversion pursuant to a Promissory Note dated November 19, 2013 (the “Note”) in the Circuit Court of 11th Judicial Circuit in and for Miami-Dade County. The suit alleges that the Note violates Florida’s usury laws and is, therefore, unenforceable. Minerco sought (a) a declaratory judgment that the Note is null and void ab initio, and (b) preliminary and permanent injunctive relief prohibiting JMJ from converting any purported amounts owed pursuant to the Note into shares of Minerco’s common stock. In May 2014, the injunctive relief bond was set at $2,500,000, cash, which Minerco did not satisfy. Therefore, Minerco did not receive injunctive relief from the court at that time.  On June 24, 2014, JMJ filed its Answer and Affirmative Defenses, in which it denied that the Note is usurious, and set forth multiple affirmative defenses, including failure to state a claim upon which relief can be granted and estoppel.  On December 12, 2014, Minerco filed a Motion for Leave to File Amended Complaint (the “Motion”) against JMJ Financial relating to the same Note, seeking in its amended complaint the following relief: (a) a declaratory judgment that the Note violates Florida’s usury laws, and thus is null and void ab initio; (b) damages for JMJ’s conversions of the entire purported outstanding balance of the Note that have occurred subsequent to the commencement of the lawsuit; and (c) reasonable attorney’s fees and costs.  The Motion was granted, and the Amended Complaint was deemed filed, on January 17, 2015.  Discovery is ongoing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below are the sales of unregistered securities during the three months ended January 31, 2015 and through the filing date.

On December 30, 2014, we issued 25,000,000 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On December 30, 2014, we issued 14,597,262 common shares in one (1) transaction upon conversion of a convertible promissory note dated March 31, 2014.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On December 31, 2014, we issued 11,434,850 common shares in one (1) transaction upon conversion of a convertible promissory note dated July 23, 2012.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On January 6, 2015, we issued 30,000,000 common shares on the conversion of 60,000 Series B Preferred.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On January 6, 2015, we issued 207,000 Series B Preferred shares.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On January 6, 2015, we issued 103,500,000 common shares on the conversion of 207,000 Series B Preferred.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On January 7, 2015, we issued 500,000 Series C Preferred shares in exchange for 1,000,000 Series B Preferred in two (2) transactions.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On January 9, 2015, we issued 250,000 common shares in one (1) transaction pursuant to a consulting agreement.

On January 16, 2015, we issued 2,000,000 common shares in three (3) transactions under its Key Employee and Distributor Incentive Plan.  The shares were issued in reliance upon Section 4(a)(2) of the Act.

On January 30, 2015, we issued 100,000 Series B Preferred shares.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On January 30, 2015, we issued 50,000,000 common shares on the conversion of 100,000 Series B Preferred.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On February 9, 2015, we issued 250,000 common shares in one (1) transaction pursuant to a consulting agreement.

On February 27, 2015, we issued 132,000 Series B Preferred shares.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On February 27, 2015, we issued 66,000,000 common shares on the conversion of `132,000 Series B Preferred.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

10.1	Employment Agreement with V. Scott Vanis dated September 10, 2014	10-K	11/7/14	10.46

10.2	Employment Agreement with Sam J Messina III dated September 10, 2014	10-K	11/7/14	10.47

10.3	Key Employee and Distributor Incentive Plan	10-K	11/7/14	10.48

10.4	Membership Interest Purchase Agreement for Avanzar Sales and Distribution, LLC dated October 24, 2014	8-K	10/24/14	10.1

10.5	Convertible Promissory Note with Union Capital, LLC, dated October 22, 2014	10-Q	12/22/14	10.5

10.6	Convertible Redeemable Promissory Note with Union Capital, LLC, dated October 22, 2014	10-Q	12/22/14	10.6

10.7	UK – Exclusive Territory Distribution Agreement	8-K	11/5/14	10.1

10.8	Sales and Marketing Agreement with Advantage Sales and Marketing, LLC	8-K	12/10/14	10.1

10.9	Exchange Agreement, Minerco – Vanis, dated January 7, 2015	8-K	1/8/15	10.1

10.10	Exchange Agreement Minerco – Messina, dated January 7, 2015	8-K	1/8/15	10.2

10.11	Certificate of Designations for Series C Preferred Stock	8-K/A	1/13/15	10.3

10.12	Termination and Mutual Release of Sales Commission Agreement with Anthony Skinner, dated January 6, 2015	8-K	1/8/15	10.4

10.13	Brand License Agreement, dated February 6, 2015	8-K	2/9/15	10.1

14.1	Amended Code of Ethics	8-K	3/23/14	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

March 27, 2015	By:	/s/ V. Scott Vanis,
V. Scott Vanis,
President, Secretary and Treasurer (Principal Executive Officer)

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.1	Employment Agreement with V. Scott Vanis dated September 10, 2014	10-K	11/7/14	10.46

10.2	Employment Agreement with Sam J Messina III dated September 10, 2014	10-K	11/7/14	10.47

10.3	Key Employee and Distributor Incentive Plan	10-K	11/7/14	10.48

10.4	Membership Interest Purchase Agreement for Avanzar Sales and Distribution, LLC dated October 24, 2014	8-K	10/24/14	10.1

10.5	Convertible Promissory Note with Union Capital, LLC, dated October 22, 2014				X

10.6	Convertible Redeemable Promissory Note with Union Capital, LLC, dated October 22, 2014				X

10.7	UK – Exclusive Territory Distribution Agreement	8-K	11/5/14	10.1

10.8	Sales and Marketing Agreement with Advantage Sales and Marketing, LLC	8-K	12/10/14	10.1

10.9	Exchange Agreement, Minerco – Vanis, dated January 7, 2015	8-K	1/8/15	10.1

10.10	Exchange Agreement Minerco – Messina, dated January 7, 2015	8-K	1/8/15	10.2

10.11	Certificate of Designations for Series C Preferred Stock	8-K	1/13/15	10.3

10.12	Termination and Mutual Release of Sales Commission Agreement with Anthony Skinner, dated January 6, 2015	8-K	1/8/15	10.4

10.13	Brand License Agreement, dated February 6, 2015	8-K	2/9/15	10.1

14.1	Amended Code of Ethics	8-K	3/23/14	14.1

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE