Form 10-Q
period 2015-04-30
Minerco Resources, Inc.
filed 2015-06-22
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

As of June 19, 2015 the registrant had 3,496,235,155 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim financial statements of Minerco Resources, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Index
Consolidated Balance Sheets (unaudited)	4
Consolidated Statements of Comprehensive Income (Loss) (unaudited)	6
Consolidated Statements of Cash Flows (unaudited)	7
Consolidated Notes to the Unaudited Financial Statements	8

Minerco Resources, Inc.
Consolidated Balance Sheets
(unaudited)

	April 30, 2015 (Successor)	July 31, 2014 (Predecessor)
ASSETS
Cash	$99,508	$—
Accounts Receivable	478,558	412,569
Inventory	418,771	294,454
Prepaid Expenses, Current	9,301	6,280
Notes Receivable, Current	682,850	—
Current Assets	1,688,988	713,303
Other Assets
Investments	1,463	26,875
Property and Equipment, net	124,177	147,802
Prepaid Expenses, Noncurrent	250,000	—
Cost Method Investments	630,000	—
Goodwill	716,940	—
Intangible Assets, net	99,800	—
Total Assets	$3,511,368	$887,980
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,253,561	$1,275,852
Note Payable	149,970	180,958
Accounts Payable – Related Party	378,705	—
Convertible debt, net unamortized discount $55,822	69,178	—
Capital Lease Obligations, Current	35,464	45,660
Line of Credit	35,326	134,190
Derivative liabilities	161,652	—
Long-term Debt, current portion	2,050,000	—
Total Current Liabilities	5,133,856	1,636,660
Capital Lease Obligations, Noncurrent	3,481	38,849
Total Liabilities	5,137,337	1,675,509
Stockholders’ Deficit

Series A Convertible Preferred stock, $0.001 par value, 25,000,000 shares authorized, 15,000,000 outstanding at April 30, 2015 for Successor and no shares authorized or oustanding at July 31, 2014 for Predecessor	15,000	—
Series B Convertible Preferred stock, $0.001 par value, 2,000,000 shares authorized, 345,809 outstanding at April 30, 2015 for Successor and no shares authorized or outstanding at July 31, 2014, for Predecessor	346	—
Series C Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized, 836,543 outstanding at April 30, 2015 for Successor and no shares authorized or outstanding at July 31, 2014, for Predecessor	837	—
Common stock, $0.001 par value, 3,500,000,000 shares authorized, 3,453,613,264 and outstanding at April 30, 2015 for Successor and no shares authorized or outstanding at July 31, 2014 for Predecessor	3,453,612	—
Additional paid-in capital	22,108,738	85,470
Accumulated Other Comprehensive Income (Loss)	(24,769)	(73,125)
Accumulated deficit	(26,685,020)	(799,874)
Total Minerco stockholders’ Deficit	(1,131,256)	(787,529)
Noncontrolling Interest	(494,713)	—
Total Stockholders’ Deficit	(1,625,969)	(787,529)
Total Liabilities and Stockholders’ Deficit	$3,511,368	$887,980

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco Resources, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended April 30, 2015 (Successor)	October 25, 2014 through April 30, 2015 (Successor)	August 1, 2014 Through October 24, 2014 (Predecessor)	Three Months Ended April 30, 2014 (Predecessor)	Nine Months ended to April 30, 2014 (Predecessor)
Sales	614,887	1,383,495	475,803	581,425	1,687,316
Cost of Goods Sold	737,757	1,363,907	335,197	372,937	1,177,900
Gross Profit	(122,870)	19,588	140,606	208,488	509,416
Amortization and Depreciation	13,060	26,560	11,021	10,662	32,703
Selling and Marketing	226,627	355,003	—	—	—
Research and Development	568	568	—	—	—
General and Administrative	1,025,796	2,050,711	261,938	239,194	801,590
Total Operating Expenses	1,266,051	2,432,842	272,959	249,856	834,293
Net Loss from Operations	(1,388,921)	(2,413,254)	(132,353)	(41,368)	(324,877)
Other Income (Expenses):
Interest Expense, net	(68,662)	(133,294)	(17,465)	(10,936)	(32,005)
Gain/(Loss) on Derivative Liability	481,522	5,335	—	—	—
Contract Term Fees	—	2,000	—	—	7,673
Write off of Investment	(10,000)	(10,000)	—	—	—
Gain/(Loss) on Debt for Equity Swap	(353,097)	(815,299)	—	—	—
Accretion Expense	(125,000)	(240,397)	—	—	—
Total Other Expenses	(75,237)	(1,191,655)	(17,465)	(10,936)	(24,332)
Loss from Continuing Operations	$(1,464,158)	(3,604,909)	$(149,818)	(52,304)	$(349,209)
Gain on Sale of Discontinued Operations	$715,492	715,492	$—	—	$—
Net loss	$(748,666)	(2,889,417)	$(149,818)	(52,304)	$(349,209)
Net loss attributable to Noncontrolling interest	(235,134)	(411,544)	—	—	—
Net loss attributable to Minerco	$(513,532)	(2,477,873)	$(149,818)	(52,304)	$(349,209)
Preferred Stock Dividends	$72,522	59,536	$—	—	$—
Net loss attributable to common shareholders	(586,054)	(2,537,409)	(149,818)	(52,304)	(349,209)
Total Other Comprehensive Income (Loss)
Unrealized gain (loss) on AFS securities	(5,475)	(24,769)	9,356	—	—
Total Other Comprehensive Income (Loss)	$(5,475)	(24,769)	$9,356	—	$—
Other Comprehensive Income (Loss) attributable to noncontrolling interest	(3,345)	(18,923)	—	—	—
Other Comprehensive Income (Loss) attributable to Minerco	$(2,130)	(5,846)	$9,356	—	$—
Total Comprehensive Income (Loss)	(588,184)	(2,543,255)	(140,462)	(52,304)	(349,209)
Net Loss Per Common Share – Basic and Diluted	$—	—	$(0.08)	(0.03)	$(0.22)
Weighted Average Common Shares Outstanding	3,335,235,914	3,163,007,991	1,680,000	1,660,000	1,570,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco Resources, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	The Period October 25, to April 30, 2015 (Successor)	The Period August 1, 2014 to October 24, 2014 (Predecessor)	Nine months Ended April 30, 2014 (Predecessor)
Cash Flows from Operating Activities
Net income (loss) for the period	(2,537,409)	(149,818)	(349,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	—	—	—
Unrealized gain on AFS	(24,769)	(9,356)	—
Write off of Investment	10,000	—	—
Sale of Notes Receivable	(682,850)	—	—
Share based Compensation	343,467	—	—
(Gain)/Loss on Derivatives	(5,335)	—	—
(Gain)/Loss on Debt for Equity Swap	815,299	—	—
Amortization and Depreciation	26,560	11,021	32,703
Accretion Expense	240,397	—	—
Changes in operating assets and liabilities:
Accrued Expenses	153,666	—	—
Prepaids	37,281	—	4,320
Investment	24,769	9,356	—
Accounts payable	43,997	(5,016)	375,177
Accounts Receivable	(126,726)	(125,038)	77,173
Inventory	(128,338)	166,735	(135,684)
Accounts payable- related party	660,281	—	—
Net Cash Used in Operating Activities	(1,149,710)	(102,116)	4,480

Cash Flows from Investing Activities
Acquisition of Brands	(150,000)	—	—
Acquisition of AFS Security	—	—	(90,000)
Net Cash Used in Investing Activities	(150,000)	—	(90,000)
Cash Flows from Financing Activities
Proceeds from long-term debt	1,500,000	—	—
Repayments of Notes Payable	(9,300)	(27,500)	(18,500)
Proceeds from line of credit, net	—	—	69,937
Repayments of Capital Lease	(30,847)	(14,717)	—
Proceeds from Parent	—	150,000	—
Repayments of Line of Credit	(67,397)	(31,467)	—
Proceeds from Members	—	26,750	10,153
Proceeds from Notes Payable	5,812	—	—
Net Cash Provided by Financing Activities	1,398,268	103,066	61,590
Net change in cash	98,558	950	(23,930)
Cash, Beginning of Period	950	—	24,623
Cash, End of Period	99,508	950	693
Supplemental disclosures of cash flow information
Cash paid for interest	37,043	17,465	31,485
Cash paid for income taxes	—	—	—

Non Cash investing and Financing activities:
Net liabilities of Successor	3,049,908	—	—
Net liabilities of Predecessor	1,611,274	—	—
Increase in fair value of assets due to Acquisition	(42,573)	—	—
Assumption of Payables by Third Party	32,642	—	—
Exchange of Dividends for Preferred B	298,301	—	—
Resolution of derivative liabilities	975,216	—	—
Conversion of Preferred B to Common shares	304,500	—	—
Debt and accrued interest converted into common shares	301,296	—	—
Conversion of Preferred B to Preferred C	500	—	—
Preferred C issued for purchase of NCI	337	—	—
Payable Issued for Cost Method Investment	480,000

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

On October 24, 2014, through its subsidiary, Level 5 Beverage Company, Inc.(the “Purchaser”) (“Level 5”), the Company entered into an Agreement (the “Membership Interest Purchase Agreement”) with Avanzar Sales and Distribution, LLC, a California Limited Liability Company (“Avanzar”) to acquire an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest for the Purchase Price of $500,000 with an option to acquire an additional twenty-one percent (21%) interest and Second Option to acquire up to seventy-five percent (75%) of Avanzar. The acquisition broadens our base in the consumer packaged goods industry through vertical integration. The acquisition was accounted for in accordance with ASC 805, Business Combinations. As of April 30, 2015, all 3 options have been exercised.

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

2. Going Concern

The Company was incorporated in Nevada on June 21, 2007. The Company was engaged in the exploration stage from its June 21, 2007 (inception) to May 27, 2010.  In May 2010, it shifted its focus to developing, producing, and providing clean, renewable energy solutions in Central America.  On October 16, 2012, the Company added an additional line of business, Level 5 Beverage Company, Inc., a progressive specialty beverage retailer which is now its primary focus.  The Company has decided to divest of itself of its clean, renewable energy projects in Central America.  The Company has evaluated its clean energy projects in Central America and has determined they are too capital intensive to pursue at this time. On May 5, 2015, effective April 30, 2015, the Company entered into a Securities Purchase Agreement (the "Agreement") with MSF International, Inc. a Belize corporation (the "Purchaser") for the sale to the Purchaser of all the Company's rights and title and interest in its (i) Chiligatoro Hydro-Electric Project and its earned interest therein; (ii) Iscan Hydro-Electric Project and its 10% royalty interest therein; and (iii) its Syab Wind Project and its 6% royalty interest therein (the “Assets”) .The purchase price consists of the assumption of Thirty Two Thousand Six Hundred Forty-Two US Dollars ($32,642) of certain accounts payable of the Company and a note in the principal amount of Six Hundred Eighty Two Thousand Eight Hundred Fifty US Dollars ($682,850) Dollars, accruing interest at a rate of 5% per annum, with interest payable quarterly commencing September 1, 2015 and the principal balance thereof and accrued and unpaid interest due and payable twelve (12) months after the date of its closing.

The Company has transitioned its focus to its specialty beverage market retailer, Level 5 Beverage Company, Inc. and its products.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three month period ended April 30, 2015, the Company has an accumulated deficit and minimal revenue. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2015.

3. Accounting Policies

Revenue recognition – The Company recognizes revenue when persuasive evidence exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonable assured.  This typically occurs when the product is shipped for our manufacturing business and when it is delivered for our distribution business. We review the need for a sales allowance quarterly based on historical experience with each customer and the specifics of each arrangement.  There were no sales allowance for the periods August 1, 2014 to October 24, 2014, October 25, 2014 to April 30, 2015 and the three and nine months ended April 30, 2014.

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

Trade Accounts Receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We review the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement.  There were no allowance for doubtful accounts for the periods August 1, 2014 to October 24, 2014, October 25, 2014 to April 30, 2015 and the three and nine months ended April 30, 2014.

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

Research and Development - Research and development costs, which consist primarily of outside labor, material and equipment, are expensed as incurred.

4. Intangible Assets

Finite lived Intangible Assets, net, at April 30, 2015 and July 31, 2014 consists of:

	April 30, 2015 (Successor)	July 31, 2014 (Predecessor)
VitaminFIZZ Name Licensing Rights	$30,000	—
Vitamin Creamer	75,000	—
Accumulated Amortization	$(5,200)	—
Intangible Assets, net	$99,800	—

On February 26, 2013, the Company entered into an Agreement (the “Premium Product Development Agreement”) with Power Brands, LLC, a California Limited Liability Company (“Power Brands”) to render product development services for Level 5 Beverage Company, Inc. (“Level 5”).  On February 26, 2013, the Company entered into an Agreement (the “Prototype Development Agreement”) with Power Brands to render prototype development services for Level 5.  On November 21, 2013, through its subsidiary, Level 5, the Company entered into an Agreement with VITAMINFIZZ, L.P, a California Limited Partnership where the Company acquired the exclusive rights in North America to use VitaminFIZZ® on and in connection with the marketing, distribution and sale of the Brand.  On June 24, 2014, Level 5 entered into an Agreement, effective June 20, 2014, with Vitamin Creamer LP, a limited partnership, where, among other things, Level 5 bought all right, title and interest to the (i) the Trademark “Vitamin Creamer”, and (ii) formulas and certain other intellectual property rights related to the Brand and the Products.  The

Company amortization expense of $1,753 and $0 during the three months ended April 30, 2015 and 2014 respectively and amortization expense of $3,505 and $0 during the nine months ended April 30, 2015 and 2014 respectively.  The VitaminFIZZ Name Licensing Rights are being amortized over the remainder of the initial term of the 5 year licensing agreement.  Vitamin Creamer was determined to have an indefinite useful life.

VitaminFIZZ Brand Purchase Agreements - Big Red, Inc.

On April 21, 2015, the Company through Level 5, Seller and Power Brands entered a limited partnership interest purchase agreement (the "Partnership Purchase Agreement") pursuant to which the Company purchased a partial interest from Seller totaling five percent (5%) interest of the equity of VitaminFIZZ, LP ("the partnership") for a cash payment of $130,000 and the assumption by Level 5 of Seller's inventory of VitaminFIZZ branded aluminum can products. This is accounted for cash method investment.

On April 21, 2015, the Company through Level 5, Seller and Power Brands have entered into an Assignment Agreement ("the Agreement") whereby Power Brands has agreed to sell and assign the Interests to Level 5 and to grant the Level 5 the Purchase Option to acquire the Additional Interests; and Level 5 has agreed to acquire such Initial Interests from Power Brands pursuant to the terms of that Partnership Interest Purchase Agreement.

VitaminFIZZ Brand Purchase Agreements - Power Brands International, LLC

On April 21, 2015, the Company through Level 5 and Power Brands entered into a Limited Partnership Purchase Agreement ("the PBI Agreement") whereby Level 5 agreed to purchase five percent (5%) of its interest in VitaminFIZZ, LP from Power Brands for the purchase price of five hundred thousand dollars ($500,000) of which two hundred thousands dollars ($200,000) has been paid and and an additional Fifty Thousand Dollars ($50,000) will be payable on the 15th day of each month commencing June 15, 2015. The PBI Agreement has Options to for Level 5 to acquire up to fifty-one percent (51%) of VitaminFIZZ, LP (the "Partnership") as set forth below.

a. At any time after the consummation by Level 5 of the purchase of the Initial 5% Interests from Power Brands and prior to January 15, 2016, Level 5 will have the right to notify Power Brands of its desire to acquire from Power Brands Additional Interests from the General Partner’s Equity representing an additional five percent (5%) of the outstanding equity of the Partnership (the “Option 1 Additional Interests”), at a purchase price equal to Five Hundred Thousand Dollars ($500,000) in cash or Company restricted stock at a fifty percent (50%) discount to market or any combination thereof . The form of the purchase price, whether cash, restricted Company or combination thereof is made at the sole discretion of Power Brands and is payable in full on the date(s) specified herein. The Additional Interests when added to the Initial 5% Interests acquired by Level 5 will represent ten percent (10%) of the outstanding equity of the Partnership on a fully diluted basis. This is accounted for cash method investment.

b. At any time after the closing of the purchase of the Option 1 Additional Interests by Level 5 (the “Option 1 Closing”) and prior to the twelve month anniversary of the Option 1 Closing, Level 5 will have the right to notify Power Brands of its desire to acquire from Power Brands Additional Interests from the General Partner’s Equity representing an additional ten percent (10%) of the outstanding equity of the Partnership on a fully diluted basis (the “Option 2 Additional Interests”), at a purchase price equal to Two Million Five Hundred Thousand Dollars ($2,500,000) in cash or Company restricted stock at a fifty percent (50%) discount to market or a combination thereof. The form of the purchase price, whether cash, restricted Company or combination thereof is made at the sole discretion of Power Brands and is payable in full on the date(s) specified herein. The Option 2 Additional Interests when added to the Option 1 Additional Interests and the Initial 5% Interests acquired by Level 5 will represent twenty percent (20%) of the outstanding equity of the Partnership on a fully diluted basis.

c. At any time after the closing of the purchase of the Option 2 Additional Interests by Level 5 (the “Option 2 Closing”) and prior to the twenty four month anniversary of the Option 2 Closing, Level 5 has the right to notify Power Brands of its desire to acquire from Power Brands Additional Interests from the General Partner’s Portion of the Equity representing an additional fifteen percent (15%) of the outstanding equity of the Partnership on a fully diluted basis (the “Option 3 Additional Interests”), at a purchase price equal to Five Million Dollars ($5,000,000) in cash or Company restricted stock at a fifty percent (50%) discount to market or a combination thereof. The form of the purchase price, whether cash, restricted Company or combination thereof is made at the sole discretion of Power Brands and is payable in full on the date(s) specified herein. Power Brands will be paid two and one half percent (2.5%) of the outstanding common stock of Company, as recorded at Company’s Transfer Agent on the date of the Option 3 Closing, in the form of Company restricted stock. The Option 3 Additional Interests when added to the Option 2 Additional Interests, the Option 1 Additional Interests and the Initial 5% Interests acquired by Level 5 will represent thirty-five percent (35%) of the outstanding equity of the Partnership on a fully diluted basis.

d. At any time after the closing of the purchase of the Option 3 Additional Interests by Level 5 (the “Option 3 Closing”) and prior to the twenty four month anniversary of the Option 3 Closing, Level 5 has the right to notify Power Brands of its desire to acquire from Power Brands Additional Interests representing an additional sixteen percent (16%) from the General Partner’s Portion of the Equity of the Partnership on a fully diluted basis (the “Option 4 Additional Interests”), at a purchase price equal to Ten Million Dollars ($10,000,000) in cash or Company restricted stock at a fifty percent (50%) discount to market or a combination thereof. The form of the purchase price, whether cash, restricted Company or combination thereof is made at the sole discretion of Power Brands and is payable in full on the date(s) specified herein. Power Brands will be paid two and one half percent (2.5%) of the outstanding common stock of Company, as recorded at Company’s Transfer Agent (the “Company Stock”) on the date of the Option 3 Closing, in the form of Company restricted stock. The Option 4 Additional Interests when added to the Option 3 Additional Interests, the Option 2 Additional Interests, the Option 1 Additional Interests and the Initial 5% Interests acquired by Level 5 will represent fifty one (51%) of the outstanding equity of the Partnership on a fully diluted basis.

5. Property and Equipment, Net

Equipment, net, at April 30, 2015 and July 31, 2014 consists of:

	Useful Life	April 30, 2015 (Successor)	July 31, 2014 (Predecessor)
Furniture and Fixtures	5 years	$6,297	—
Computer and Equipment	3 years	2,413	—
Leasehold Improvements	Remaining life of lease	830	—
Capital Leases	Term of lease	266,017	266,017
Accumulated Depreciation		(151,380)	(118,215)
Property and Equipment, net		$124,177	147,802

Depreciation expense was $21,360, $11,021 and $32,703 for the period October 25, 2014 to April 30, 2015, for the period August 1 to October 24, 2014 and for the nine months ended April 30, 2014 respectively. Depreciation expense was $11,365 and $10,662 for three months ended April 30, 2015 and 2014 respectively.

6.  Inventory

Inventory, at April 30, 2015 and July 31, 2014 consists of:

	April 30, 2015 (Successor)	July 31, 2014 (Predecessor)
Raw Materials	$154,855	—
Work in progress	—	—
Finished Goods	263,916	294,454
Inventory, net	$418,771	294,454

7.  Prepaid Expenses

Prepaid Expenses, Current at April 30, 2015and July 31, 2014 consists of:

	April 30, 2015 (Successor)	July 31, 2014 (Predecessor)
Prepaid Rent	2,021	—
Prepaid Other	7,280	6,280
Prepaid Expenses	$9,301	6,280

On the June 25, 2014, the Company through Level 5 entered into a Brand Licensing Agreement with the Partnership which was effective November 21, 2013.  Level 5 agreed to pay a licensing fee of $250,000 and no royalties shall be made to Licensor until such time as the aggregate royalty payments earned by Licensor exceed $250,000.  The $250,000 has been classified as Prepaid Expenses, Noncurrent on the balance sheet.

8.  Avanzar Acquisition

On October 24, 2014, through its subsidiary, Level 5, the Company entered into an Agreement (the “Membership Interest Purchase Agreement”) with Avanzar Sales and Distribution, LLC (“Company”), a California Limited Liability Company (“Avanzar”) to acquire an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest for the Purchase Price of $500,000 with an option to acquire an additional twenty-one percent (21%) interest and Second Option to acquire up to seventy-five percent (75%) of Avanzar. The acquisition broadens the Company’s base in the beverage industry through vertical integration.  The acquisition was accounted for in accordance with ASC 805, Business Combinations. On February 10, 2015, the Company completed the initial acquisition initiated in October, 2014. On March 24, 2015, Level 5 exercised its Initial Purchase Option to acquire an additional twenty-one percent (21%). The consideration payable by Level 5 to Avanzar for the Initial Purchase Option to be acquired is an aggregate of Four Hundred Thousand Dollars ($400,000), of which Two Hundred Thousand Dollars ($250,000) has been paid and the remaining balance of Two Hundred Thousand Dollars ($150,000), will be payable as follows: additional payments in amounts of at least Twenty-five Thousand Dollars ($25,000) payable every 30 days until the aggregate of Four Hundred Thousand U.S Dollars ($400,000) is paid in full no later than December 31, 2015. On April 30, 2015, Level 5 exercised Second Purchase Option to acquire an additional twenty-four percent (24%). The consideration payable to the existing members of Avanzar for the Second Purchase Option to be acquired shall be an aggregate of One Million Seventy Hundred Fifty Thousand Dollars ($1,750,000). The Company issued 336,543 shares of its Class C Preferred stock pursuant to the exercise of the Second Purchase Option to the six (6) existing members of Avanzar.

Purchase Price.

(a) The consideration payable by the Purchaser to Avanzar for the Initial Membership Interests acquired on the Initial Closing Date was Five Hundred Thousand Dollars ($500,000), of whichall payments have been made.  One hundred fifty thousand dollars ($150,000) was paid prior to the Membership Purchase Agreement.

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

Avanzar Purchase Price Allocation

October 24, 2014
Purchase Price paid in Cash	$300,000
Payable to Avanzar	200,000

Noncontrolling interest	506,193
Fair value of net assets (liabilities) acquired	(723,132)

Goodwill resulting from acquisition	$716,940

Avanzar Condensed Statement of Net Assets Acquired

October 24, 2014
Cash	$950
Inventory	170,294
Prepaids	6,280
Investments	36,231
Capital Leases	136,781
Account Receivables	537,606
Total Assets	888,142

AP & Accrued Liabilities	(1,285,301)
Line of Credit	(102,723)
Notes Payable	(153,458)
Capital Lease Obligations	(69,792)
Total Liabilities	(1,611,274)

Fair value of net assets acquired	(723,132)

The following unaudited pro forma information presents a summary of Minerco’s Condensed Consolidated Statement of Operations for the respective periods, as if the acquisition and related financing of Avanzar occurred on August 1, 2014:

	Three months ended April 30, 2015	Three months ended April 30, 2014	Nine months ended April 30, 2015	Nine months ended April 30, 2014
Revenues	$614,887	$581,425	$1,859,298	$1,687,316
Net loss	(586,054)	(52,303)	(2,687,227)	(349,209)
Total Comprehensive Loss	(588,184)	(52,302)	(2,683,717)	(349,209)

9.  Investments

The Company owns equity securities through its subsidiary Avanzar which were received for services performed which it accounts for as available-for-sale securities.  As of April 30, 2015, securities amounted to $1,463.  Unrealized loss for the period October 25, 2014 to April 30, 2015 was $24,769.  Additionally, we owned a 50% equity stake in a brand purchased for $10,000 in 2011 through our subsidiary Avanzar.  The investment was accounted for as a deposit on brand development.  The brand has not yet been released commercially and as of April 30, 2015, it was written off and the company recognized an expense of $10,000.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on April 30, 2015.

	Level 1	Level 2	Level 3	Total
Assets	$1,463	$—	$—	$1,463
Liabilities
Derivative Financial Instruments	$—	$—	$161,652	$161,652

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2014 for the Company pre-acquisition of Avanzar.

	Level 1	Level 2	Level 3	Total
Assets	$23,250	$—	$—	$23,250
Liabilities
Derivative Financial Instruments	$—	$—	$—	$—

11.  Convertible note payable and derivative liabilities

Prior the acquisition date and during the period August 1, 2014 to October 24, 2014, Minerco had received proceeds of $250,000 from a convertible promissory note.  The note carries an interest rate of 8%.  The note is convertible at a variable conversion price of 50% of the market price and shall be calculated using the lowest trading days during the preceding 20 days before conversion.  Minerco also had $159,250 in convertible promissory notes in remaining outstanding balances as of October 24, 2014.  These notes carry interest rates between 0% and 8% and are convertible at a variable conversion price of a fixed price of $0.00025 or 50% of the market price and shall be calculated using the lowest trading days during the preceding 5 to 20 days before conversion.  The total principal due at October 24, 2014 and April 30, 2015 is $409,250 with an unamortized discount of $296,219 resulting in a balance of $113,031 and $125,000 with an unamortized discount of $55,822 resulting in a balance of $69,178 respectively.

The Predecessor did not have derivative liabilities as of July 31, 2014.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

Derivative Liability:

As of April 30, 2015, the fair values of the conversion options on the convertible notes was determined to be $161,652 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $250,000 was recorded as debt discount and $235,037 was recorded as day one loss on derivative liability.  During the nine months ended April 30, 2015 and 2014, the Company recorded a gain on mark-to-market of the conversion options of $5,335 and $0, respectively. As of April 30, 2015 and July 31, 2014, the aggregate unamortized discount is $55,822 and $0, respectively.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at April 30, 2015:

Balance at July 31, 2014 (Predecessor)	—
Debt discount	250,000
Day one loss on fair value	235,037
Loss on change in fair value	3,047,731
Write off due to Conversion	(2,390,565)
Balance at October 24, 2014 (Successor)	1,142,203
Loss on change in fair value	(5,335)
Write off due to conversion	(975,216)
Balance at April 30, 2015 (Successor)	161,652

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of all the notes of $161,652. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.0045 to $0.012, a conversion price of  $0.00025 to $0.0046, expected volatility of 27% to 270%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.01% to 0.10%. The discount on the convertible loan is accreted over the term of the convertible loan. During the period October 25, 2014 to ended April 30, 2015, the Company recorded accretion of $240,397.

12. Debt

Prior to the Acquisition date of October 24, 2014, Minerco had outstanding balances of $1,350,000 on its line of credit and $25,000 in notes payable under Level 5.  Both of these are described below.

Minerco Line of Credit

On May 1, 2014, the Company entered into an Agreement (the “Line of Credit”) with Post Oak, LLC (the “Lender”), where, among other things, the Company and Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Two Million Dollars ($2,000,000), or such lesser amount as may be borrowed by the Company as Advances under this line of credit (the “Line of Credit”).  On April 1, 2015, the Company increased the line of credit to Three Million Dollars ($3,000,000). As of October 24 and April 30, 2015, the Company had $1,350,000 and $2,050,000 outstanding under the line of credit respectively.

During the three months and nine months ended April 30, 2015, the Company converted $319,903 and $854,504 of principal and interest of the line of credit into 172,000 and 489,000 Series B Preferred shares and recorded a loss of $353,097 and $792,046 due the difference between the fair market value of $673,000 and $1,646,550 and note and interested converted to settle the debt respectively. There is no accounting impact for the modification as there were not associated fees with the line of credit.

The summary of the Line of Credit is as:

This Line of Credit bears interest at the rate of ten percent (10.00%) per annum.

The entire outstanding principal amount of this Line of Credit is due and payable on April 30, 2016 (the “Maturity Date”).

Advances.  Subject to the provisions of Section 2, the Company has the right, at any time or from time to time prior to the Maturity Date to request loans and advances from the Lender (individually an “Advance” and collectively, the “Advances”).  Each such Advance is to be considered a legal promissory note, is to be in the amount of $250,000, and is to be reflected on Schedule A to this Line of Credit and initialed as received by an officer or director of the Company.  The Lender is not be under any obligation to make advances under this Line of Credit.

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

Level 5 Notes Payable

During the year ended July 31, 2014, Level 5 received proceeds of $50,000 from promissory notes. These notes have an interest rate of 10% and mature between July 6, 2014 and July 24, 2014. The total principal due as of October 24 and April 30, 2015 is $25,000 and $0 respectively.

During the three months and nine monthss ended April 30, 2015, Level 5 converted $27,747 of principal in interest of the notes payable into 6,000,000 shares of common stock of the Company and recorded a loss of $23,253 due the difference between the fair market value of $51,000 and note and interested converted to settle the debt.

Avanzar Notes Payable

Avanzar has received proceeds from various unrelated third parties and these notes have an interest rate of between 8% and 12% and mature between February 28, 2015 and December 31, 2015. The total principal due as of April 30, 2015 is $149,970.  A schedule of the notes payable are below:

Principal at 7/31/2014	Principal at 4/30/2015	Interest Rate	Maturity
$20,000	$—	8%	On demand
$20,000	$20,000	8%	On demand
$10,000	$10,000	8%	On demand
$20,000	$20,000	8%	On demand
$49,970	$49,970	12%	August 31, 2015
$10,000	$10,000	Non-interest bearing	On Demand
$20,000	$20,000	8%	December 31, 2015
$20,000	$—	8%	On demand
$—	$20,000	8%	On demand

The holders of the non-on demand notes above with maturity dates have the right to convert the unpaid principal at maturity into conversion units at the rate of one dollar and no cents.  If the holders convert, these conversions do not impact the equity ownership of the Company, they will come out of the pre-existing members’ equity ownership.

Avanzar Line of Credit

On May 27, 2014, Avanzar signed a line of credit with BFS West Capital for a principal amount of $168,000 payable over 15 months.  As of April 30, 2015, $35,326 is outstanding. The current interest rate is 29.6%.

13. Common Stock

Prior to the Acquisition of Avanzar on October 24, 2014, the Company had issued the below shares during the period August 1, 2014 to October 24, 2014.

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

On January 28, 2015, the Company issued 6,000,000 common shares to settle debt and interest of $27,747 and recorded a loss of $23,253.

On January 30, 2015, the Company exchanged 100,000 shares of Series B Preferred for 50,000,000 shares of common stock.

On February 9, 2015, the Company issued 250,000 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $2,625 and was expensed as stock compensation.

On February 26, 2015, the Company exchanged 132,000 shares of Series B Preferred for 66,000,000 shares of common stock.

On April 2, 2015, the Company exchanged 60,000 shares of Series B Preferred for 30,000,000 shares of common stock.

On April 27, 2015, the Company exchanged 50,000 shares of Series B Preferred for 25,000,000 shares of common stock.

During the period October 25, 2014 to April 30, 2015, the Company issued, 311,336,088 common shares for the conversion of $301,296 convertible promissory notes.  These notes converted at conversion rates between $0.00025 and $0.00255.

14. Preferred Stock

The preferred stock may be divided into and issued in series. The Board of Directors of the Company is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

On January 11, 2011, the Company authorized 25,000,000 shares of unclassified preferred stock.

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

On September 10, 2014, the Company issued 500,000 Class B convertible preferred shares to its Chief Executive Officer valued at $0.0062 or $1,550,000. The Company recognized this as compensation and will amortize this over the duration of the employment agreement which ends on July 31, 2019. The total expense for the period October 25, 2004 to April 30, 2015 is $157,171.

On September 10, 2014, the Company issued 500,000 Class B convertible preferred shares to its Chief Financial Officer valued at $0.0062 or $1,550,000. The Company recognized this as compensation and will amortize this over the duration of the employment agreement which ends on July 31, 2019. The total expense for the period October 25, 2004 to April 30, 2015 is $157,171.

During the three months and nine months ended April 30, 2015, the Company converted $319,903 and $854,504 of principal and interest of the line of credit into 172,000 and 489,000 Series B Preferred shares and recorded a loss of $353,097 and $792,046 due the difference between the fair market value of $673,000 and $1,646,550 and note and interested converted to settle the debt respectively.

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

On April 30, 2015, Level 5 exercised Second Purchase Option to acquire an additional twenty-four percent (24%). The consideration payable to the existing members of Avanzar for the Second Purchase Option to be acquired shall be an aggregate of One Million Seventy Hundred Fifty Thousand Dollars ($1,750,000). The company issued 336,543 shares of its Class C Preferred stock pursuant to the exercise of the Second Purchase Option to the six (6) existing members of Avanzar.

During the period October 25, 2014 to April 30, 2015, the Company had $171,317 in preferred dividends offset by $111,781 forgiven by our Chief Executive Officer and our Chief Financial Officer for a net of $59,536.

15. Related Parties

As of April 30, 2015, the Company owes its current Chief Executive Officer $182,661 ($13,911 – pre-merger July 31, 2014) in accrued salary ($18,750 per month) and $181,044 ($3,178 – pre-merger July 31, 2014) for advances made to the Company. The Company owes its current Chief Financial Officer $15,000 ($2,500 – pre-merger July 31, 2014) in accrued salary ($12,500 per month.  The advances are due on demand and non interest bearing.  Avanzar has no monies owed related parties as of April 30, 2015 or July 31, 2014.

16. Commitments

Capital Leases

We have a capital leases for property and equipment through our subsidiary Avanzar.  At April 30, 2015, total future minimum payments on our capital lease were as follows:

2015	$33,183
2016	22,712
2017	1,670
Total	$57,565

Operating Leases

We have an operating lease for Arizona office.  At April 30, 2015, total future minimum payments on our operating lease were as follows:

2015	$3,065
2016	1,022
Total	$4,087

Brand Licensing Agreements

VITAMINFIZZ ®

On November 21, 2013, through its subsidiary, Level 5, the Company entered into an Agreement with VITAMINFIZZ, L.P (“Licensor”), a California Limited Partnership where Level 5 acquired the exclusive rights in North America to use VitaminFIZZ® on and in connection with the marketing, distribution and sale of the Brand.  Level 5 agreed to pay a licensing fee of $250,000 and no royalties shall be made to Licensor until such time as the aggregate royalty payments earned by Licensor exceed $250,000.  Licensor retained a 49% equity interest in all net profit.  A milestone payment of $1,000,000 is due to Licensor when net sales exceed $25,000,000.

Brand Acquisition Agreements

VITAMIN CREAMER ®

On June 24, 2014, Level 5 entered into an Agreement, effective June 20, 2014, with Vitamin Creamer LP (“VC”), a limited partnership, where, among other things, Level 5 bought all right, title and interest to the (i) the Trademark “Vitamin Creamer”, and (ii) formulas and certain other intellectual property rights related to the Brand and the Products.  The purchase price is $100,000 of which $50,000 was paid during 2014 and $50,000 is due within 24 months after closing.  VC retained a 5% equity interest in all net profits.

VITAMINFIZZ ® - acquisition from Big Red, Inc.

On April 21, 2015, the Company through Level 5, Big Red, Inc. ("Seller") and Power Brands entered a limited partnership interest purchase agreement to purchase a partial interest from Seller totaling five percent (5%) interest of the equity of VitaminFIZZ, LP ("the Partnership") for a cash payment of $130,000 and the assumption by Level 5 of Seller's inventory of VitaminFIZZ branded aluminum can products.

On April 21, 2015, the Company through Level 5, Seller and Power Brands had entered into an Assignment Agreement ("the Agreement") whereby the Seller has agreed to sell and assign the Interests to Level 5 and to grant the Level 5 the Purchase Option to acquire the Additional Interests; and Level 5 has agreed to acquire such Initial Interests from the Seller pursuant to the terms of that certain Limited Partnership Interest Purchase Agreement made and entered into as of the date hereof, by and among Level 5, Seller, and the Partnership.

VITAMINFIZZ ® - acquisition from Power Brands International, LLC

On April 21, 2015, the Company through Level 5 and Power Brands entered into a Limited Partnership Purchase Agreement ("the PBI Agreement") whereby Level 5 agreed to purchase five percent (5%) of its interest in VitaminFIZZ, LP from Power Brands for the purchase price of five hundred thousand dollars ($500,000) of which two hundred thousands dollars ($200,000) has been paid and and an additional Fifty Thousand Dollars ($50,000) will be payable on the 15th day of each month commencing June 15, 2015.

The PBI Agreement has Options to for Level 5 to acquire up to fifty-one percent (51%) of VitaminFIZZ, LP.

See Note 4 for Option terms.

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

Mr. Vanis was issued 500,000 shares of Series B Preferred stock, upon the effective date of the agreement of which 500,000 shares and all accrued dividends were exchanged for 250,000 Series C Preferred Stock on January 7, 2015.

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

Mr. Messina was issued 500,000 shares of Series B Preferred stock, upon the effective date of the agreement of which 500,000 shares and all accrued dividends were exchanged for 250,000 Series C Preferred Stock on January 7, 2015.

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

17. Noncontolling Interest

The Company owns 70.3% of its subsidiary Level 5.  The remaining 29.7% is owned by unrelated third parties.   Level 5 owns 75% equity interest of Avanzar Sales and Distribution, LLC.  The net loss attributable to noncontrolling interest for the period October 25, 2014 to April 30, 2015 was $411,544.

18.  Sale of Discontinued Operations

On May 5, 2015, effective April 30, 2015, the Company entered into a Securities Purchase Agreement (the "Agreement") with MSF International, Inc. a Belize corporation for the sale to the Purchaser of all the Company's rights and title and interest in its (i) Chiligatoro Hydro-Electric Project and its earned interest therein; (ii) Iscan Hydro-Electric Project and its 10% royalty interest therein; and (iii) its Syab Wind Project and its 6% royalty interest therein (the “Assets”) .The purchase price shall consist of the assumption of Thirty Two Thousand Six Hundred Forty-two US Dollars ($32,642) of certain accounts payable of the Company and a note in the principal amount of Six Hundred Eighty Two Thousand Eight Hundred Fifty US Dollars ($682,850) Dollars, accruing interest at a rate of 5% per annum, with interest payable quarterly commencing September 1, 2015 and the principal balance thereof and accrued and unpaid interest due and payable twelve (12) months after the date of its closing.

19.  Correction of Prior Quarter Information

During the period October 25, 2014 to April 30, 2015, the Company identified an error in the July 31, 2014 previous period which included an understatement in sales offset by overstatement of prepaid expense and inventory and the understatement of account payable. This resulted in an overstatement of current liabilities $203,981 and the overstatement of current assets by $154,112 as of July 31, 2014 and an overstatement of net loss of $49,869 at the twelve months ended July 31, 2014. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the July 31, 2014 financial statements.

20. Subsequent Events

On May 26, 2015, we issued 17,124,549 common shares in one (1) transaction upon conversion of a convertible promissory note dated October 22, 2015.

On June 2, 2015, we entered into a Securities Purchase Agreement and Convertible Promissory Note for $250,000.  The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lower of the lowest day during the preceding 20 days before conversion.
On June 9, 2015, we issued 25,497,342 common shares in one (1) transaction upon conversion of a convertible promissory note dated October 22, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended April 30, 2015 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview

Minerco Resources, Inc. was incorporated as a Nevada company on June 21, 2007, our only two subsidiaries are Level 5 and Minerco Honduras S.A. and our indirect subsidiary is Avanzar Sales and Distribution.  From our inception in June 2007 through May 27, 2010, we were engaged in the acquisition of interests and leases in oil and natural gas properties. In May 2010, we changed the focus of our business to the development, production and provision of clean, renewable energy solutions in Central America.  In October, 2012, we created our functional specialty beverage retailer, Level 5 Beverage Company, Inc., which has become our primary focus. On October 24, 2014, we acquired majority voting control of Avanzar Sales and Distribution, LLC, a sales and distribution company which increased our breadth in the beverage industry through vertical integration.  As of September 20, 2013, we completely discontinued operations of our Renewable Energy line of business.  On May 5, 2015, effective April 30, 2015, we entered into a Securities Purchase Agreement (the "Agreement") with MSF International, Inc. a Belize corporation for the sale to the Purchaser of all our rights and title and interest in its (i) Chiligatoro Hydro-Electric Project and its earned interest therein; (ii) Iscan Hydro-Electric Project and its 10% royalty interest therein; and (iii) its Sayab Wind Project and its 6% royalty interest therein (the “Assets”). The purchase price shall consist of MSF assuming Thirty Two Thousand Six Hundred Forty-two US Dollars ($32,642) of certain accounts payable of the Company and a note payable by MSF to the Company in the principal amount of Six Hundred Eighty Two Thousand Eight Hundred Fifty US Dollars ($682,850) Dollars, accruing interest at a rate of 5% per annum, with interest payable quarterly commencing September 1, 2015 and the principal balance thereof and accrued and unpaid interest due and payable twelve (12) months after the date of its closing.

Specialty Beverage Business

In September, 2012, we commenced operations of Level 5, a specialty beverage company, which develops, produces, markets and distributes a diversified portfolio of natural and highly functional brands. Level 5 has developed or acquired exclusive rights to five separate and distinct brands: VitaminFIZZ®, VitaminCreamer®, Island Style™, COFFEE BOOST™ and LEVEL 5®. Minerco has established a sixth brand, The Herbal Collection™, to add to our brand portfolio. The rights to The Herbal Collection™ has been assigned to us by Level 5.

We organically developed the LEVEL 5® and COFFEE BOOST™ Brands, and we acquired the exclusive, worldwide rights to the VitaminFIZZ® Brand from VITAMINFIZZ, L.P. in November, 2013. In 2014, we acquired 100% of the right, title and intellectual property to the Vitamin Creamer® Brand. We acquired Island Style™ with the acquisition of Avanzar. The current focus of our business is on the VitaminFIZZ® brand. We are currently completing the Research and Development of the VitaminCreamer® and The Herbal Collection™ brands.

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

As of June 1, 2015, VitaminFIZZ® is available in over 1,500 retail locations in Southern California, New York City and Las Vegas and is also available on our online store at Amazon.com.

As of June 2015, VitaminFIZZ® had produced over 105,000 cases of six flavors.

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

The VitaminCreamer® product line will include three functions: (1) Vitamin Creamer - Original; (2) Vitamin Creamer Boost; and (3) Vitamin Creamer Relax. The Original version is not expected to interfere with the daily coffee but will enhance the nutritional value; the Boost version will provide all the benefits of the Original version and will also add an enhanced energy boost; and the Relax version will provide all the benefits of the Original version and will also take the edge off for caffeine sensitive consumers.

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

●	RISE™ (Energy Supplement)

●	CURVES (Women’s Supplement)

●	ARMOR (Wellness Supplement)

●	FLEX (Workout Supplement)

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

On October 24, 2014 (Effective September 15, 2014), we entered into a Membership Interest Purchase Agreement with Avanzar Sales and Distribution, LLC to acquire the controlling interest in Avanzar. Level 5 acquired an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest in Avanzar for the Purchase Price of $500,000 with a twenty-one percent (21%) interest in Avanzar and Second Option to acquire up to an aggregate of seventy-five percent (75%) interest in Avanzar. The Agreement was Effective as of September 15, 2014. As of April 30, 2015, all 3 of the options were exercised.

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

Renewable Energy Projects

As of September 20, 2013, we completely discontinued operations of our Renewable Energy line of business. On May 5, 2015, effective April 30, 2015, the Company entered into a Securities Purchase Agreement (the "Agreement") with MSF International, Inc. a Belize corporation (the "Purchaser") for the sale to the Purchaser of all the Company's rights and title and interest in its (i) Chiligatoro Hydro-Electric Project and its earned interest therein; (ii) Iscan Hydro-Electric Project and its 10% royalty interest therein; and (iii) its Syab Wind Project and its 6% royalty interest therein (the “Assets”) .The purchase price shall consist of the assumption of Thirty Two Thousand Six Hundred Forty-two US Dollars ($32,642) of certain accounts payable of the Company and a note in the principal amount of Six Hundred Eighty Two Thousand Eight Hundred Fifty US Dollars ($682,850) Dollars, accruing interest at a rate of 5% per annum, with interest payable quarterly commencing September 1, 2015 and the principal balance thereof and accrued and unpaid interest due and payable twelve (12) months after the date of its closing.

Business Operations

In August, 2014, we launched VitaminFIZZ in the key markets of New York City and Southern California.  VitaminFIZZ is available in over 1,500 high volume locations and online at Amazon.com.  As of June 2015, we have produced more than 105,000 cases of VitaminFIZZ.

We had generated revenue of $475,803 and $1,383,495 during period August 1 to October 24, 2014 and October 25 to April 30, 2015 respectively, we had an accumulated deficit of $(26,685,020), a stockholder’s deficit of $(1,625,969) and a net loss of $(149,818) and $(2,537,409) during the period August 1 to October 24, 2014 and October 25 to April 30, 2015 respectively.  There is substantial doubt regarding our ability to continue as a going concern.  Our operations are dependent upon our ability to: (1) generate sales, revenue and profit from our VitaminFIZZ brand and Avanzar; (2) obtain necessary financing; and (3) effectively manage costs and/or attain profitable operations.   As such, the report of our independent certified auditor for the year ended July 31, 2014 is qualified subject to substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended April 30, 2015 (Successor)	Three Months Ended April 30, 2014 (Predecessor)
Sales	$614,887	581,425
Cost of Goods Sold	737,757	372,937
Gross Profit (Loss)	(122,870)	208,488
Amortization and Depreciation	13,060	10,662
Selling and Marketing	226,627	0
Research and Development	568	—
General and Administrative	1,025,796	239,194
Total Operating Expenses	1,266,051	249,856
Net Loss from Operations	(1,388,921)	(41,368)
Other Income (Expenses):
Interest Expense, net	(68,662)	(10,936)
Contract Term Fees	481,522	—
Write off of Investment	—	—
Gain/(Loss) on Derivative Liability	(10,000)
Gain/(Loss) on Debt for Equity Swap	(353,097)	—
Accretion Expense	(125,000)	—
Total Other Expenses	(75,237)	(10,936)
Loss from Continuing Operations	(1,464,158)	(52,304)
Gain on Sale of Discontinued Operations	715,492
Net Loss	$(748,666)	(52,304)
Net loss attributable to Noncontrolling interest	(235,134)	—
Net loss attributable to Minerco	$(513,532)	(52,304)
Preferred Stock Dividends	$72,522	—
Net loss attributable to common shareholders	(586,054)	(52,304)
Other Comprehensive Income:
Unrealized gain (loss) on Available-for-sale Securities	(5,475)	—
Total Other Comprehensive Income	$(5,475)	—
Other Comprehensive Income attributable to Noncontrolling interest	(3,345)
Other Comprehensive Income attributable to Minerco	$(2,130)	—
Total Comprehensive Income	(588,184)	(52,304)
Net Loss Per Common Share – Basic and Diluted	$—	$(0.03)
Weighted Average Common Shares Outstanding	3,335,235,914	1,660,000
Results of Operations for the Three months ended April 30, 2015

Revenues

During the three months ended April 30, 2015, total revenue was $614,887 compared to total revenue of $581,425 during the same period in fiscal 2014.  The increase was due to the capital pursuant to the purchase of Avanzar being deployed and the launch of Level 5’s brands.  The three months ended April 30, 2015 represent Successor results of the combined company and the three months ended April 30, 2014 represent Predecessor results so any comparisons may not be meaningful.

Gross Profit

During the three months ended April 30, 2015, gross loss was $122,870 compared to gross profit of $208,488 during the same period in fiscal 2014.  The decrease was due the Level 5’s promotion sales during the quarter to launch new key retailers.  Gross margin were 35.9% in the three months ended April 30, 2014 compared to (20.0)% in the three months ended April 30, 2015.  The three months ended April 30, 2015 represent Successor results and the three months ended April 30, 2014 represent Predecessor results so any comparisons may not be meaningful.

Operating Expenses

Our total operating expenses for the three months ended April 30, 2015 were $1,266,051, compared to operating expenses of $249,856 during the same period in fiscal 2014. The increase was due an increase in business activity of as we launched several major key retailers during the quarter and due to an increase in infrastructure for our distribution business.  The three months ended April 30, 2015 represent Successor results and the three months ended April 30, 2014 represent Predecessor results so any comparisons may not be meaningful.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

During the three months ended April 30, 2015 we incurred a net loss of $748,666 compared to a net loss of $52,304 during the same period in fiscal 2014. The increase in our net loss during the three months ended April 30, 2015 was primarily due to the launch of several major key retailers during the quarter and due to an increase in infrastructure for our distribution business.   The three months ended April 30, 2015 represent Successor results and the three months ended April 30, 2014 represent Predecessor results so any comparisons may not be meaningful.

	Nine Months Ended April 30, 2015 (Combined)	Nine Months Ended April 30, 2014 (Predecessor)
Sales	$1,859,298	1,687,316
Cost of Goods Sold	$1,699,104	1,177,900
Gross Profit (Loss)	$160,194	509,416
Amortization and Depreciation	$37,581	32,703
Selling and Marketing	$355,003	0
Research and Development	$568	0
General and Administrative	$2,312,649	801,590
Total Operating Expenses	$2,705,801	834,293
Net Loss from Operations	$(2,545,607)	(324,877)
Other Income (Expenses):
Interest Expense, net	$(150,759)	(32,005)
Contract Term Fees	$5,335	—
Write off of Investments	$2,000	7,673
Gain/(Loss) on Derivative Liability	$(10,000)
Gain/(Loss) on Debt for Equity Swap	$(815,299)	—
Accretion Expense	$(240,397)	—
Total Other Expenses	$(1,209,120)	(24,332)
Loss from Continuing Operations	$(3,754,727)	(349,209)
Gain of Sale of Discontinued Operations	$715,492
Net Loss	$(3,039,235)	(349,209)
Net loss attributable to Noncontrolling interest	$(411,544)	—
Net loss attributable to Minerco	$(2,627,691)	(349,209)
Preferred Stock Dividends	$59,536	—
Net loss attributable to common shareholders	$(2,687,227)	(349,209)
Other Comprehensive Income:
Unrealized gain (loss) on Available-for-sale Securities	$(15,413)	—
Total Other Comprehensive Income	$(15,413)	—
Other Comprehensive Income attributable to Noncontrolling interest	$(18,923)	—
Other Comprehensive Income attributable to Minerco	$3,510	—
Total Comprehensive Income	$(2,683,717)	(349,209)
Net Loss Per Common Share – Basic and Diluted	$—	$(0.22)
Weighted Average Common Shares Outstanding	3,163,007,991	1,570,000

Results of Operations for the Nine months ended April 30, 2015

Revenues

During the nine months ended April 30, 2015, total revenue was $1,859,298 compared to total revenue of $1,687,316 during the same period in fiscal 2014.  The increase was due to the capital pursuant to the purchase of Avanzar being deployed and the launch of Level 5’s brands.  The period from October 25, 2014 to April 30, 2015 represent Successor results and the period August 1, 2014 to October 24, 2014 and the nine months ended April 30, 2014 represent Predecessor results so any comparisons may not be meaningful.

Gross Profit

During the nine months ended April 30, 2015, gross profit was $160,194 compared to gross profit of $509,416 during the same period in fiscal 2014.  The decrease was due the Level 5’s promotion sales during the nine months ended April 30, 2015 to launch new key retailers.  Gross margin was 30.2% in the nine months ended April 30, 2014 compared to 8.6% in the nine months ended April 30, 2015 .  The period from October 25, 2014 to April 30, 2015 represent Successor results and the period August 1, 2014 to October 24, 2014 and the nine months ended April 30, 2014 represent Predecessor results so any comparisons may not be meaningful.

Operating Expenses

Our total operating expenses for the nine months ended April 30, 2015 were $2,705,801, compared to operating expenses of $834,293 during the same period in fiscal 2014. The increase was due an increase in business activity as we integrated acquisition of Avanzar in October and the launch of our VitaminFIZZ ® product in August.  The period from October 25, 2014 to April 30, 2015 represent Successor results and the period August 1, 2014 to October 24, 2014 and the nine months ended April 30, 2014 represent Predecessor results so any comparisons may not be meaningful.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

During the nine months ended April 30, 2015 we incurred a net loss of $3,039,235 compared to a net loss of $349,209 during the same period in fiscal 2014. The increase in our net loss during the nine months ended April 30, 2015 was primarily due to the launch of several major key retailers during the quarter, an integration of acquisition Avanar and the launch of our VitaminFIZZ ® product during the year.   The period from October 25, 2014 to April 30, 2015 represent Successor results and the period August 1, 2014 to October 24, 2014 and the nine months ended April 30, 2014 represent Predecessor results so any comparisons may not be meaningful.

Liquidity and Capital Resources

As of April 30, 2015, we had $99,508 in cash, $478,558 in accounts receivable, $9,301 in current prepaid assets, and $418,771 in inventory and $3,511,368 in total assets, $5,137,337 in total liabilities and a working capital deficit of $3,444,868. Our accumulated deficit from our inception on June 21, 2007 to April 30, 2015 is $26,685,020 and was funded primarily through equity and debt financing.

We are dependent on our net revenues and funds raised through our equity and debt financing.

During the period August 1 to October 24, 2014 and October 25, 2014 to April 30, 2015 our monthly cash requirements to fund our operating activities was approximately $102,116 and a cash from operations of $2,190. Our cash on hand of $99,508, as of April 30, 2015, together with our line of credit for $3,000,000 should allow us to continue to operate for the immediate future until we receive significant Level 5 revenue proceeds and additional traditional financings. We estimate our planned expenses for the next 24 months (beginning November, 2014) to be approximately $26,262,500, as summarized in the tables below. The expenses are broken into Phases 1, 2 and 3. Assumptions for the breakdown are: Phase 1 will be completed before Phase 2 begins, and Phase 2 will be completed before Phase 3 begins, and Phases will only be started when we have sufficient revenues and/or have sufficient financing vehicles to proceed to the next Phase. If revenues or traditional financings are not as anticipated, we will scale back our expenses according to our business requirements which will negatively impact our ability to increase revenue.

Expense Overview - FY 2015 - FY 2016
PHASE 1 - SATURATE CURRENT MARKETS with SUPPORT
PHASE 2 - ADD TOP MAJOR MARKETS with SUPPORT
PHASE 3 - ALL MAJOR MARKETS (Domestic) with SUPPORT
		Fiscal Year 2015 ($)
	PHASE 1	PHASE 2	PHASE 3	TOTAL
Beverage Business
Advertising	250,000	250,000	—	500,000
Warehouse & Delivery	25,000	50,000	—	75,000
Insurance	25,000	25,000	—	50,000
Inventory Purchases / Production	800,000	750,000	—	1,550,000
Consulting Services	250,000	75,000	—	325,000
Retail incentive	50,000	100,000	—	150,000
Sales incentive	25,000	50,000	—	75,000
Sales Representative Payroll	150,000	150,000	—	300,000
Payroll Taxes	22,500	22,500	—	45,000
Rent or Lease	24,000	12,000	—	36,000
Filling Equipment Lease	—	—	—	—
Sales Commission	50,000	50,000	—	100,000
Research & Development	25,000	50,000	—	75,000
POS material	50,000	100,000	—	150,000
Taxes & Licenses	20,000	40,000	—	60,000
Utilities & Telephone	12,000	6,000	—	18,000
Sampling	250,000	500,000	—	750,000
Accounting & Legal fees	100,000	50,000	—	150,000
General and Administrative Expenses	180,000	180,000	—	360,000
Contingencies (10%)	231,000	246,000	—	477,000
Beverage Total	2,539,500	2,706,500	—	5,246,000
FY 2015 Total (All Phases)	2,539,500	2,706,500	—	5,246,000

		Fiscal Year 2016 ($)
	PHASE 1	PHASE 2	PHASE 3	TOTAL
Beverage Business
Advertising	—	250,000	1,250,000	1,500,000
Warehouse & Delivery	—	50,000	450,000	500,000
Insurance	—	25,000	50,000	75,000
Inventory Purchases / Production	—	1,500,000	8,000,000	9,500,000
Consulting Services	—	200,000	300,000	500,000
Retail incentive	—	75,000	450,000	525,000
Sales incentive	—	50,000	450,000	500,000
Sales Representative Payroll	—	150,000	1,000,000	1,150,000
Payroll Taxes	—	22,500	150,000	172,500
Rent or Lease	—	12,000	120,000	132,000
Filling Equipment Lease	—	—	250,000	250,000
Sales Commission	—	50,000	250,000	300,000
Research & Development	—	50,000	250,000	300,000
POS material	—	50,000	450,000	500,000
Taxes & Licenses	—	50,000	150,000	200,000
Utilities & Telephone	—	18,000	24,000	42,000
Sampling	—	250,000	500,000	750,000
Accounting & Legal fees	—	150,000	200,000	350,000
General and Administrative Expenses	—	360,000	1,500,000	1,860,000
Contingencies (10%)	—	331,000	1,579,000	1,910,000
Beverage Total	—	3,643,500	17,373,000	21,016,500
FY 2016 Total (All Phases)	—	3,643,500	17,373,000	21,016,500
FY 2015 and FY 2016 GRAND TOTAL	(ALL PHASES)			26,262,500
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

Based on our planned expenditures, we have the necessary funds or financing vehicles in place to complete Phase 1 of our business plan. We require additional funds of approximately $5,400,000  to proceed with Phase 2 of our business plan over the next 24 months. Phase 3 of our business plan requires sufficient traditional financing vehicles to complete, and Phase 3 will not commence until these funds and/or financing are in place. If we secure less than the full amount of financing that we require or derive less than the anticipated amount of revenue from operations, we will not be able to carry out our complete business plan, and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate incurring losses until Level 5 creates significant, sustainable sales and revenues. Meanwhile, Level 5 has started generating revenues for the company; however, there can be no assurances that enough sales or revenues will be received to support our capital needs.

Future Financings

Our financial statements for the three months ended April 30, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any minimal adjustments that might result from the outcome of this uncertainty.

As of April 30, 2015, we have generated $1,859,298 of revenues for the nine months ended April 30, 2015, have achieved losses since inception, and rely upon the sale of our securities to fund our operations. As a new competitor in the beverage line of business, there can be no assurance we will generate any significant revenue from the sale of any such products and our future cash needs vary from those estimated. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.  In addition, we require funds to meet our current operating needs and to repay certain demand note obligations and other convertible debt obligations that will mature shortly.

We had $99,508 in cash as of April 30, 2015. We  intend to raise the balance of our cash requirements for the next 12 months from revenues received from Level 5, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we have a three million dollar line of credit with Post Oak, LLC which has an outstanding balance of $2,050,000 as of April 30, 2015, but there is no guarantee that any additional financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.   If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts spent on our acquisition and development activities and our general and administrative expenses so as not to exceed the amount of capital resources that are available to us. Specifically, we anticipate deferring development, expansion and certain acquisitions pending the receipt of additional financing. Still, if we  do not secure additional financing, our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations for the next 12 months unless revenue increases dramatically, even if the Company does decide to scale back its operations.

Outstanding Indebtedness

Set forth below is a chart of our outstanding convertible debt obligations as of April 30, 2015:

	Original Amount	Balance on 4/30/2015	Date of Issuance	Maturity Date	Features
Convertible Promissory Note	250,000	125,000	10/22/2014	10/22/2015	8% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 days

Outstanding Notes

As of April 30, 2015, our obligations under outstanding notes totaled an aggregate principal amount of $125,000.  Of such amount  $125,000 is due October 22, 2015. We currently do not have sufficient funds to fund all of the future notes.

On October 22, 2014, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Union Capital for $250,000.  The convertible note carries 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market which shall be calculated as the lowest day during the preceding 20 days before conversion.

On June 2, 2015, we entered into a Securities Purchase Agreement and Convertible Promissory Note with Union Capital for $250,000.  The convertible note carries 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market which shall be calculated as the lowest day during the preceding 20 days before conversion.

On May 1, 2014, we entered into an agreement with Post Oak, LLC (“the Lender”), where, among other things, we and the Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Two Million Dollars ($2,000,000), or such lesser amount as may be borrowed by us as Advances under this line of credit.  The Line of Credit bears interest at the rate of ten percent per annum (10.00%) unless modified by certain provisions of the Line of Credit.  The entire outstanding principal balance amount of this Line of Credit is due and payable on April 30, 2016.  We will make one interest payment twelve months from the date of each advance and one interest payment eighteen months from the date of each advance.  We are obligated to make a payment for the entire unpaid balance of all advances, plus any accrued interest, in a “balloon” payment, which is due in two years from the date of the Line of Credit Agreement.  On April 1, 2015, we amended the line of credit to increase the total line of credit to Three Million Dollars ($3,000,000). As of April 30, 2015, there was $2,050,000 outstanding under this line of credit.

Avanzar

Set forth below is a chart of Avanzar’s notes payable as of April 30, 2015:

Principal at 4/30/2015	Interest Rate	Maturity
$20,000	8%	On demand
$10,000	8%	On demand
$20,000	8%	On demand
$49,970	12%	August 31, 2015
$10,000	Non-interest bearing	On Demand
$20,000	8%	December 31, 2015
$20,000	8%	On demand

On May 27, 2014, Avanzar signed a line of credit with BFS West Capital for a principal amount of $168,000 payable over 15 months.  As of April 30, 2015, $35,326 is outstanding.

Product Research and Development

Our Research and Development (R&D) consisted of formulating the VitaminFIZZ®, Vitamin Creamer®, Coffee Boost™ and LEVEL 5® product lines.  We spent $568 in the three months ending April 30, 2015 and $-0- in the three months ended April 30, 2014 in R&D activities. The R&D for the product lines is the only R&D activities since the Company’s inception. we anticipate spending at least $100,000 in R&D activities over the next two fiscal years. The Company spent $90,000 on management and consulting fees activities for the product lines during the three months ended April 30, 2015. These fees have been recorded as selling, general, and administrative fees.

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

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Inasmuch as we only have two individuals serving as officers, directors and employees we have determined that the Company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties despite the fact that the duties of the Chief Executive Officer and Chief Financial Officer are performed by two individuals.   Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below are the sales of unregistered securities during the three months ended April 30, 2015 and through the filing date.

On February 9, 2015, we issued 250,000 common shares in one (1) transaction pursuant to a consulting agreement.

On February 27, 2015, we issued 132,000 Series B Preferred shares.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

On February 27, 2015, we issued 66,000,000 common shares on the conversion of 132,000 Series B Preferred.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act, as they were converted upon exchange of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On April 2, 2015, we issued 30,000,000 common shares on the conversion of 60,000 Series B Preferred.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act, as they were converted upon exchange of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On April 22, 2015, we issued 29,388,209 common shares in one (1) transaction upon conversion of a convertible promissory note dated October 22, 2015. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act, as they were converted upon exchange of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On April 27, 2015, we issued 50,000 Series B Preferred shares.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act, as they were converted upon exchange of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On April 27, 2015, we issued 25,000,000 common shares on the conversion of 50,000 Series B Preferred.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act, as they were converted upon exchange of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On April 29, 2015, we issued 27,167,600 common shares in one (1) transaction upon conversion of a convertible promissory note dated October 22, 2015. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act, as they were converted upon exchange of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On May 26, 2015, we issued 17,124,549 common shares in one (1) transaction upon conversion of a convertible promissory note dated October 22, 2015. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act, as they were converted upon exchange of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On June 2, 2015 we issued one convertible promissory note and securities purchase agreement in the principal amount of $250,000 that bears interest at a rate of 8% per annum at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion.  The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On June 9, 2015, we issued 25,497,342 common shares in one (1) transaction upon conversion of a convertible promissory note dated October 22, 2015. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.1	Employment Agreement with V. Scott Vanis dated September 10, 2014	10-K	11/7/2014	10.46
10.2	Employment Agreement with Sam J Messina III dated September 10, 2014	10-K	11/7/2014	10.47
10.3	Key Employee and Distributor Incentive Plan	10-K	11/7/2014	10.48

10.4	Membership Interest Purchase Agreement for Avanzar Sales and Distribution, LLC dated October 24, 2014	8-K	10/24/2014	10.1
10.5	Convertible Promissory Note with Union Capital, LLC, dated October 22, 2014	10-Q	12/22/2014	10.5
10.6	Convertible Redeemable Promissory Note with Union Capital, LLC, dated October 22, 2014	10-Q	12/22/2014	10.6
10.7	UK – Exclusive Territory Distribution Agreement	8-K	11/5/2014	10.1
10.8	Sales and Marketing Agreement with Advantage Sales and Marketing, LLC	8-K	12/10/2014	10.1
10.9	Exchange Agreement, Minerco – Vanis, dated January 7, 2015	8-K	1/8/2015	10.1
10.10	Exchange Agreement Minerco – Messina, dated January 7, 2015	8-K	1/8/2015	10.2
10.11	Certificate of Designations for Series C Preferred Stock	8-K/A	1/13/2015	10.3
10.12	Termination and Mutual Release of Sales Commission Agreement with Anthony Skinner, dated January 6, 2015	8-K	1/8/2015	10.4
10.13	Brand License Agreement, dated February 6, 2015	8-K	2/9/2015	10.1
10.14	Notice of Exercise of Initial Purchase Option	8-K	3/26/2015	10.1
10.15	Amendment of Line of Credit with Post Oak, LLC dated April 1, 2015	8-K	4/7/2015	10.1
10.16	Limited Partnership Interest Purchase Agreement, Big Red, Inc.	8-K	4/27/2015	10.1
10.17	Assignment Agreement, Big Red, Inc. to Level 5	8-K	4/27/2015	10.2
10.18	Limited Partnership Interest Purchase Agreement, Power Brands International, LLC	8-K	4/27/2015	10.3
10.19	Assignment Agreement, PBI to Level 5	8-K	4/27/2015	10.4
10.20	Notice of Exercise of Second Purchase Option	8-K	5/6/2015	10.1
10.21	Securities Purchase Agreement	8-K	5/8/2015	10.1
10.22	Exchange Agreement, Ann Powers	8-K	5/8/2015	10.2
10.23	Exchange Agreement, John Powers	8-K	5/8/2015	10.3
10.24	Exchange Agreement, LOMA Management Partners, LLC	8-K	5/8/2015	10.4
10.25	Exchange Agreement, MSF International Inc.	8-K	5/8/2015	10.5
10.26	Exchange Agreement, Vanis	8-K	5/8/2015	10.6
10.27	Termination of Brand License Agreement	8-K	5/26/2015	10.2
14.1	Amended Code of Ethics	8-K	3/23/2015	14.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
10.1	Employment Agreement with V. Scott Vanis dated September 10, 2014	10-K	11/7/2014	10.46
10.2	Employment Agreement with Sam J Messina III dated September 10, 2014	10-K	11/7/2014	10.47
10.3	Key Employee and Distributor Incentive Plan	10-K	11/7/2014	10.48
10.4	Membership Interest Purchase Agreement for Avanzar Sales and Distribution, LLC dated October 24, 2014	8-K	10/24/2014	10.1
10.5	Convertible Promissory Note with Union Capital, LLC, dated October 22, 2014	10-Q	12/22/2014	10.5
10.6	Convertible Redeemable Promissory Note with Union Capital, LLC, dated October 22, 2014	10-Q	12/22/2014	10.6
10.7	UK – Exclusive Territory Distribution Agreement	8-K	11/5/2014	10.1
10.8	Sales and Marketing Agreement with Advantage Sales and Marketing, LLC	8-K	12/10/2014	10.1
10.9	Exchange Agreement, Minerco – Vanis, dated January 7, 2015	8-K	1/8/15	10.1
10.10	Exchange Agreement Minerco – Messina, dated January 7, 2015	8-K	1/8/15	10.2
10.11	Certificate of Designations for Series C Preferred Stock	8-K	1/13/15	10.3
10.12	Termination and Mutual Release of Sales Commission Agreement with Anthony Skinner, dated January 6, 2015	8-K	1/8/2015	10.4
10.13	Brand License Agreement, dated February 6, 2015	8-K	2/9/2015	10.1
10.14	Notice of Exercise of Initial Purchase Option	8-K	3/26/2015	10.1
10.15	Amendment of Line of Credit with Post Oak, LLC dated April 1, 2015	8-K	4/7/2015	10.1
10.16	Limited Partnership Interest Purchase Agreement, Big Red, Inc.	8-K	4/27/2015	10.1

10.17	Assignment Agreement, Big Red, Inc. to Level 5	8-K	4/27/2015	10.2
10.18	Limited Partnership Interest Purchase Agreement, Power Brands International, LLC	8-K	4/27/2015	10.3
10.19	Assignment Agreement, PBI to Level 5	8-K	4/27/2015	10.4
10.20	Notice of Exercise of Second Purchase Option	8-K	5/6/2015	10.1
10.21	Securities Purchase Agreement	8-K	5/8/2015	10.1
10.22	Exchange Agreement, Ann Powers	8-K	5/8/2015	10.2
10.23	Exchange Agreement, John Powers	8-K	5/8/2015	10.3
10.24	Exchange Agreement, LOMA Management Partners, LLC	8-K	5/8/2015	10.4
10.25	Exchange Agreement, MSF International Inc.	8-K	5/8/2015	10.5
10.26	Exchange Agreement, Vanis	8-K	5/8/2015	10.6
10.27	Termination of Brand License Agreement	8-K	5/26/2015	10.2
14.1	Amended Code of Ethics	8-K	3/23/2014	14.1
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO RESOURCES INC.

June 19, 2015	By:	/s/ V. Scott Vanis,
V. Scott Vanis,
President, Secretary and Treasurer (Principal Executive Officer)