Form 10-K
period 2015-07-31
Minerco Resources, Inc.
filed 2015-11-13
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2014

Commission File Number:   333-156059

MINERCO, INC.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2015: $31,222,029.

At November 12, 2015, 42,752,481 shares of the registrant’s common stock were outstanding.

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

As used in this annual report, the terms "we," "us," "our," “company” and "Minerco" mean Minerco, Inc., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Company Overview

Our principal offices are located at 800 Bering Drive, Suite 201, Houston, TX 77057.  Our telephone number is 888-473-5150.  Information about our businesses can be obtained from our website www.minerco.com. Information on website is not incorporated by reference into this report.

Specialty Beverage Business

Since 2012, our primary focus has been on our subsidiary Athena Brands, Inc. ("Athena"), formerly Level 5 Beverage Company, Inc., and its functional beverage business. In September, 2012, we formed Athena, a specialty beverage company which develops, produces, markets and distributes a diversified portfolio of forward-thinking, good-for-you consumer brands. Athena has developed or acquired exclusive rights to four separate and distinct brands: VitaminFIZZ®, Vitamin Creamer®, COFFEE BOOST and The Herbal Collection™, and The Herbal Collection has been transferred and assigned from Athena to us. During the year ended July 31, 2015 we generated revenue of $2,452,999.

We organically developed the COFFEE BOOST™ Brands, and we acquired the exclusive, worldwide rights to the VitaminFIZZ® Brand from VITAMINFIZZ, L.P. in November, 2013. In 2014, we acquired 100% of the right, title and intellectual property to the Vitamin Creamer® Brand. The current focus of our business is on the VitaminFIZZ® brand and in September 2014, we acquired 100% ownership of the brand. We are currently completing the research and development of the VitaminCreamer® brand to include a Boost and Relax, and we are completing the formulation and packaging for The Herbal Collection™ brand.

More information about Athena is available from our website at: www.athena-brands.com.  Information from our website is not incorporated into this Annual Report on Form 10-K.

Our Brands

VitaminFIZZ® Brand

VitaminFIZZ®, developed by Power Brands Consulting, LLC in 2010, was launched in 2014 and is a zero calorie, vitamin enhanced lightly sparkling water, similar in concept to the popular VitaminWater®, only in carbonated format. VitaminFIZZ® contains 100% of daily vitamin C, 100% of daily vitamin B and is zero calories. VitaminFIZZ® is also non-GMO (no genetically modified organism) and is certified Kosher. Athena acquired the exclusive, worldwide rights to VitaminFIZZ® in November, 2013. We launched VitaminFizz® in August, 2014 in Southern California and New York City locations. The 17 oz. slim plastic bottle packaging has been very well received. VitaminFIZZ® is currently available in six (6) flavors: Lemon-Lime, Mango-Orange, Strawberry-Watermelon, Black Raspberry, Strawberry Lemonade and Coconut-Pineapple.

As of November 1, 2015, VitaminFIZZ® is available in over 2,000 retail locations in Southern California, New York City, Las Vegas and London markets and is also available online at Amazon.com.

As of November 1, 2015, VitaminFIZZ® had produced over 132,000 cases of six flavors.

On September 28, 2015, Minerco, Inc., through its subsidiary Athena, and VitaminFIZZ Brands, LP ("Seller") entered into an Asset Purchase Agreement for the VitaminFIZZ Brand to purchase certain intellectual property and tangible assets from the Seller including but not limited to the trademark "VitaminFIZZ," formulation, website, design logos and other trade secrets relating to the VitaminFIZZ Brand for a purchase price of approximately $300,000 which includes a credit for monies contributed to the Brand and the assumption of certain debts payable in 4 installments over 120 days. This replaces the brand licensing agreement dated November 21, 2013 and amended June 25, 2014. The company made the first payment of $50,000 on September 28, 2015.

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

VitaminCreamer®, is expected to be the 1st highly vitamin fortified creamer available in US or the global market, meets these “good for you” needs by focusing on natural ingredients as well as supplying multiple, essential daily vitamin / mineral requirements. VitaminCreamer® is expected to replace artificial and non-fortified competitors in a multi-billion dollar market that is rapidly growing annually.

Vitamin Creamer® with Coffee Boost™ (or Boost): Merging these two cutting edge concepts into one powerful range of products seems to be inevitable to us.

Vitamin Creamer® with Coffee Boost™ (or Boost): Merging these two cutting edge concepts into one powerful range of products seems to be inevitable to us. The VitaminCreamer® with Boost range of coffee creamer and enhancement products we believe will solidify Athena’s position in the very strong and very lucrative coffee and creamer markets. Athena intends to merge the brands to include a range of cutting edge products with 2 main drivers: (1) adding to consumers’ nutritional and vitamin intake; and (2) add function and flavor to the coffee drinkers’ experience.

The VitaminCreamer® product line will include three functions: (1) Vitamin Creamer - Original; (2) Vitamin Creamer Boost; and (3) Vitamin Creamer Relax. The Original version is not expected to interfere with the daily coffee but will enhance the nutritional value; the Boost version will provide all the benefits of the Original version and will also add an enhanced energy boost; and the Relax version will provide all the benefits of the Original version and is expected to also take the edge off for caffeine sensitive consumers.

The VitaminCreamer® product line will include at least two packaging sizes: (1) Trial / Single-serve size (2 oz.) for on-the-go consumers; and (2) Take home size (12 oz.) for daily home and/or office consumers. The available flavors and exact volume specifications per container will be released at a later date.

Athena with PowerBrands, a beverage development company in the US, are diligently working with the supplement and ingredient suppliers to create this cutting-edge breakthrough in the coffee and creamer market. PowerBrands with their award winning food scientists and highly decorated package design team, who also created the stand alone brands of VitaminCreamer® and CoffeeBoost™, are fully dedicated to and actively creating the coffee and creamer products for Athena.

Exact specifications and dates are to be determined (TBD); however, we expect VitaminCreamer® to be finalized in the fall of calendar year 2016.

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

COFFEE BOOST™ is packaged in slender 2.5 oz. PET (plastic) bottles, which are sophisticated in design and offer on-the-go convenience.  The logo, graphics, and copy are designed to communicate the key branding elements:  dual designed energy supplement in multiple coffee based flavors.  The brand is premium priced, with a retail price of $2.99 for one 2.5 oz. container; however, the product is anticipated to be sold in multiple formats including blister packs and sample packs of all four current flavors at a discount. With the acquisition of VitaminCreamer® in 2014, we plan to incorporate Coffee Boost™ (name and functionality) into the VitaminCreamer® product line. More details about the COFFEE BOOST™ Brand are available from our brand website at: www.drinkcoffeeboost.com. Information from our website is not incorporated into this Annual Report on Form 10-K.

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

Through our distributor in California (Avanzar), we previously soft launched VitaminFizz®, RISE™ and COFFEE BOOST™ in Southern California, our targeted region for pilot testing before expanding into multiple markets and ultimately national distribution. We have also made our products available through our websites and on Amazon.com. We intend to do the same with our other products.

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

All of our products are distributed by regional third party direct-store-delivery (DSD) distributors focusing primarily on natural retail channels, conventional grocery, drug, mass and club channels, and secondarily focused on gas and convenience channels, as well as specialty retail (fitness clubs and gyms).  Our management team will train all participating distributors’ sales and merchandising personnel.

Prior to Athena's acquisition of an interest in Avanzar, we entered into an agreement with Avanzar, in Southern California, to distribute our entire line of products in California. The Distribution Agreement provides that Avanzar has the exclusive right to sell and distribute our current products in the following California counties:  Los Angeles, Riverside, San Bernardino, Orange County, San Diego County, and Imperial.  The Distribution Agreement also provides that Avanzar has a right of first refusal for the distribution of any similar products developed in the future.

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

On October 24, 2014, we entered into a Membership Interest Purchase Agreement with Avanzar Sales and Distribution, LLC ("Avanzar") to acquire the controlling interest in Avanzar. Athena acquired an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest in Avanzar for the purchase price of $500,000 with an optoin to acquire twenty-one percent (21%) interest in Avanzar and second option to acquire up to an aggregate of seventy-five percent (75%) interest in Avanzar. The agreement was effective as of October 24, 2014. As of April 30, 2015, all 3 of the options were exercised. Headquartered in Brea, California, Avanzar Sales and Distribution specializes in working with early stage, fast moving consumer brands to develop and implement sales and distribution strategies. Avanzar operates a full service brokerage which includes account management, trade development and logistics services as well as in house DSD operations throughout Southern California. Avanzar distributes products to some of the most trusted retailers in the United States, including Kroger, Albertsons, HEB, Golub (Price Chopper), Whole Foods, Walgreens, 7-Eleven, Tesoro, Circle K, Chevron, Kmart, Gelson's and Winco.

Manufacture of Our Product

We produce our beverages at two facilities:

a packing, or co-pack, facility in San Bernardino County, CA which supplies us with product for the Southern California and Las Vegas markets. The co-packer assembles our products and charges us a fee, generally by the case, for the products they produce.

a packing, or co-pack, facility in Schenectady County, NY which supplies us with product for the New York and London markets and also product we do not produce in San Bernardino County, CA. The co-packer assembles our products and charges us a fee, generally by the case, for the products they produce.

We follow a “fill as needed” manufacturing model to the best of our ability and we have no significant backlog of orders. Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. The raw materials used in the preparation and packaging of our products consist primarily of readily available, non-specialty products. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

Generally, we obtain the ingredients used in our products from domestic suppliers and each ingredient has several reliable suppliers. We have no major supply contracts with any of our suppliers. As a general policy, we pick ingredients in the development of our products that have multiple suppliers and are common ingredients. This provides a level of protection against a major supply constriction or calamity.

We believe that as we continue to grow, we will be able to keep up with increased production demands. We believe that the our co-packers have ample capacity to handle increased business. To the extent that any significant increase in business requires us to supplement or substitute our current co-packers, we believe that there are readily available alternatives, so that there would not be a significant delay or interruption in fulfilling orders and delivery of our products. In addition, we do not believe that growth will result in any significant difficulty or delay in obtaining raw materials, ingredients or finished product that is repackaged at either of our co-packers.

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

U.S. Beverage Market

The U.S. liquid refreshment beverage market grew at a noteworthy rate in 2014 after having been essentially flat in 2013, according to newly released preliminary data from Beverage Marketing Corporation. Its growth was the strongest seen in several years. Beverage-specific factors, such as the vibrancy of the already-large bottled water segment, as well as more general ones, such as the continuing economic recovery, contributed to the overall increase in liquid refreshment beverage volume, which reached 30.9 billion gallons in 2014. 1
Bottled water had a remarkable year. As a healthy, natural, zero-calorie refreshment beverage, bottled water was in the consumer sweet spot. Pricing continued to be aggressive in the category, which also aided its upward movement. Its growth actually accelerated, which is rare for a category its size. Volume enlarged by 7.3%.

Niche categories continued to outperform most traditional mass-market categories. Premium beverages such as energy drinks and, especially, ready-to-drink (RTD) coffee advanced particularly forcefully during 2014. Larger, more established segments such as carbonated soft drinks and fruit beverages failed to grow once again.
RTD coffee moved forward faster than all other segments with a 10.7% volume increase in 2014. Nonetheless, the segment accounted for a tiny share of total liquid refreshment beverage volume. Indeed, it was the smallest, trailing even value-added water, which registered the largest decline of any liquid refreshment beverage type other than fruit beverages or carbonated soft drinks. Energy drinks advanced by 6.4%, but also remained fairly modest in size. Not surprisingly, no energy drink, RTD coffee or value-added water brand ranked among the leading trademarks by volume.
Sports beverages, on the other hand, had Gatorade (including all brand variations) as the sixth largest beverage trademark during the year. The sports beverage segment exceeded 1 billion gallons for the first time in 2011 and topped 1.4 billion gallons in 2014.
Carbonated soft drinks remained by far the biggest liquid refreshment beverage category, but they continued to lose both volume and market share. Volume slipped by 1% from 12.9 billion gallons in 2013 to less than 12.8 billion gallons in 2014, which lowered their market share from slightly less than 43% to just above 41%. Even so, the category declined more slowly than in previous years and some soda trademarks, such as Sprite and certain varieties of Mountain Dew, did achieve growth. Moreover, carbonated soft drinks accounted for five of the 10 biggest beverage trademarks during 2014, with Coca-Cola and Pepsi-Cola retaining their usual first and second positions.
Bottled water had four entries among the leading trademarks in 2014, up from three the year before. All four outperformed the liquid refreshment beverage category as a whole. Indeed, they were the four fastest moving brands in the bunch.
Four companies accounted for all of the leading refreshment beverage trademarks. Pepsi-Cola had four brands. Coca-Cola had three while Nestle Waters North America (NWNA) had two and Dr Pepper Snapple Group (DPSG) had one. Unlike in preceding years, no fruit beverage brand ranked among the top 10.
"Beverages rebounded in 2014," said Michael C. Bellas, chairman and CEO, Beverage Marketing Corporation. "Products that connect with what contemporary consumers want, like bottled water and functional offerings, added buoyancy to the ever-changing market."

Carbonated Soda Drinks (CSDs)

Carbonated soft drink (CSD) volume and dollar sales both slipped in 2014, marking the 10th year of declines, yet the downward trajectory slowed a bit compared to 2013. The category is facing challenging headwinds, such as concerns about obesity and the sugar and calorie content of regular soft drinks and artificial ingredients in diet soft drinks. CSDs also are increasingly competing with other beverage categories that have offered consumers more ein the way of innovation and functionality. However, the fact remains that consumers are still drinking CSDs. According to a survey by research firm Mintel, nearly a third of survey respondents purchased a regular CSD in the past three months. Mintel also found that flavor and refreshment were the primary reasons that consumers gave when asked they consume soft drinks. 2

Unlike the mature CSD market which is dominated by two or three big companies, small individual brands have a stronghold in the carbonated water segment. Sparkling ICE, owned by Talking Rain, is the largest individual brand in carbonated water with 26%-plus of the overall sales in the 52 weeks ending May 17, 2015. Its market share increased by nearly 18% year on year during this period. LaCroix, Perrier, and San Pelligrino are other brands which together constitute ~27% of this market. 3

This carbonated water category also faces stiff competition from private labels, which account for over 20% of this category. Private labels offer relatively cheaper prices and thus appeal to price sensitive consumers. Going forward, the beverage giants will look to leverage its wide distribution channels and compete with private labels on the pricing front in order to advance in the sparkling bottled water market. 3

Functional Beverages

The general trend toward a consumer preference for functional beverages is evident in nearly every beverage segment.    The accelerated pace of innovation has increased the pressure on beverage companies to stay ahead of the pack by delivering new and interesting flavors, healthier ingredients and enhanced functionality to consumers who are bombarded with choices. U.S. retail sales of natural and organic foods and beverages rose to nearly $39.1B in 2014, an increase of 11.3% over the previous year, and 70% higher than sales five years earlier, according to the Organic Trade Association’s Organic Industry Survey (2014). 4

Perhaps the best illustration of the growing consumer demand for functional benefits from their beverages is the relatively recent emergence of the $9.7 billion energy drink category.  This category didn’t exist until the introduction of Red Bull in 1997.  It continues to be the fastest growing segment in the beverage industry, up 8.4 in retail dollar volume versus one year ago for the 52 weeks ending May 17, 2015.  This category is dominated by three top brands with national distribution:  Red Bull, Monster and RockStar, however, there are many smaller and regional brands throughout the U.S.  While core energy drink consumers are 18-24 year old males, trends indicate that females and older blue and white collar workers 25-40 are increasingly choosing energy drinks over coffee as an afternoon pick-me-up. 3

This recent innovation in the beverage industry has also impacted the major Super-natural retail chains (Whole Foods, Wild Oats, Trader Joes) where there is an increasingly wide range of healthy options, including flash-pasteurized juice and smoothie products from national leaders Odwalla and Naked Juice, and beverages such as Sambazon, based on super-fruits such as pomegranate, blueberry and the acai berry from Brazil.  Beverages sold in this channel are primarily differentiated on features such as freshness (e.g., use of flash pasteurization), and perceived health benefits (e.g., use of super-fruits that have unusually high concentrations of antioxidants). 1

(1)	Source: Beverage Marketing Corporation

(2)	Source: Beverage World

(3)	Beverage Industry Magazine

(4)	Organic Trade Association

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

Additional Regulatory Concerns

Additional or more stringent regulations of beverages and dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S3546) which was passed by Congress in December 2006, imposes significant regulatory requirements on dietary supplements including reporting of “serious adverse events” to FDA and recordkeeping requirements. This legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on GMPs in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which apply to the products we manufacture and sell. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. These regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with these rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to timely comply with these rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement.

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

Intellectual Property

Athena has applied for, received and/or acquired the following trademarks:

●
ATHENA BRANDS ENHANCED REFRESHMENT.  On June 26, 2015, we filed a trademark application with the USPTO for a U.S. federal trademark for Athena Brands Enhanced Refreshment (registration number 86676207).

●	COFFEE BOOST. On September 30, 2013, we filed a trademark application with the USPTO for a U.S. federal trademark for Coffee Boost (registration number 86078270).

●
VITAMINFIZZ.  In November, 2013, we acquired the exclusive rights for the trademark: VITAMINFIZZ (registration number 3913788). On September 28, 2015, we entered into an asset purchase agreement to acquire the trademark; and

●	VITAMIN CREAMER. In June, 2014, we acquired the trademark: VITAMIN CREAMER (registration number 4404886).

●
THE HERBAL COLLECTION.  On September 24, 2015, we filed a trademark application with the USPTO for a U.S. federal trademark for THE HERBAL COLLECTION (registration number 86767268). We abandoned the previous application filed under Level 5 Beverage Company, Inc. (registration number 86208571).

We consider our trademarks and trade secrets to be of considerable value and importance to our business.

Research and Development

Our Research and Development (R&D) consisted of formulating the Athenaproduct line including: RISE™, COFFEE BOOST™, CURVES, FLEX and ARMOR.  We spent $-0- in the fiscal year ending July 31, 2015 and $-0- in the fiscal year ended July 31, 2014 in R&D activities. The R&D for Athena is the only R&D we have conducted since inception. We anticipate spending $100,000 in R&D activities over the next two fiscal years. We spent $146,850 on management and consulting fees activities for this product line. These fees have been recorded as selling, general, and administrative fees.

Common Stock

Our common stock is quoted on the OTC Pink Limited under the symbol “MINE.”  On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  On February 13, 2012, the Company effected a 150 for 1 reverse stock split, decreasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares.   On May 13, 2013, we effectuated an increase in our authorized shares of common stock from 1,175,000,000 to 2,500,000,000. On August 5, 2014, we effectuated an increase in our authorized shares of common stock from 2,500,000,000 to 3,500,000,000.  On October 2, 2015, the Company effected a 100 for 1 reverse stock split, decreasing the issued and outstanding share of common stock from 3,496,235,155 to 34,962,352 and decreasing the issued and outstanding shares of Class A Preferred from 15,000,000 to 150,000.  All share amounts throughout this annual report have been retroactively adjusted for all periods to reflect this stock split.

Funding

To date, we have met our financing needs through private sale of shares of our common stock and other equity securities and loans from investors.  We are not guaranteed that our revenue from sales will be sufficient to meet our ongoing expansion; and therefore, we will need additional financing.

Employees

As of July 31, we had 28 full time employees.   We currently expect to hire approximately 20 employees and/or consultants over the next 12 months providing that we have adequate funding to do so, which will cause us to incur additional costs.

Property

Our principal office is located at 800 Bering Drive, Suite 201, Houston, TX 77057. This space consists of approximately 500 square feet.  We also have a secondary office which is located at 7620 Miramar Road, Suite 4200, San Diego, CA 92126.  This space consists of approximately 2,000 square feet.  We believe these facilities are adequate to serve our present corporate needs.

Inventory

As of July 31, 2015, our remaining inventory of products, produced in June 2015, is estimated to be 27,500 cases of VitaminFIZZ®.

Company History

Minerco, Inc. formerly known as Minerco Resources, Inc. was incorporated as a Nevada company on June 21, 2007. We have one majority owned subsidiary Athena Brands, Inc. ("Athena") formerly known as Level 5 Beverage Company, Inc., ("Level 5") and an indirect majority owned subsidiary is Avanzar Sales and Distribution, LLC ("Avanzar").  From our inception in June 2007 through May 27, 2010, we were engaged in the acquisition of interests and leases in oil and natural gas properties. In May 2010, we changed the focus of our business to the development, production and provision of clean, renewable energy solutions in Central America.  In October, 2012, we created our functional specialty beverage retailer, Athena Brands, Inc., which has become our primary focus. On October 24, 2014, we acquired majority voting control of Avanzar Sales and Distribution, LLC, a sales and distribution company which increased our breadth in the beverage industry through vertical integration.  As of September 20, 2013, we completely discontinued operations of our Renewable Energy line of business.  On May 5, 2015, effective April 30, 2015, we entered into a Securities Purchase Agreement (the "Agreement") with MSF International, Inc. ("MSF") a Belize corporation for the sale to MSF of all our rights and title and interest in its (i) Chiligatoro Hydro-Electric Project and its earned interest therein; (ii) Iscan Hydro-Electric Project and its 10% royalty interest therein; and (iii) its Sayab Wind Project and its 6% royalty interest therein (the “Assets”). The purchase price consisted of MSF assuming certain of our accounts payable in the amount of Thirty Two Thousand Six Hundred Forty-Two US Dollars ($32,642) and the issuance of a note payable (the "MSF Note") by MSF to us in the principal amount of Six Hundred Eighty Two Thousand Eight Hundred Fifty US Dollars ($682,850) Dollars, accruing interest at a rate of 5% per annum, with interest payable quarterly commencing September 1, 2015 and the principal balance thereof and accrued and unpaid interest due and payable twelve (12) months after the date of its closing. On September 2, 2015, we entered into a Mutual Release and Settlement Agreement for the Pledge and Security Agreement dated May 5, 2015 with MSF pursuant to which. MSF gave 50 shares, or approximately five percent (5%), of Athena owned by MSF in exchange for the MSF Note.

ITEM 1A.     RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.        PROPERTIES.

We currently have an eight month lease that expires April 1, 2016 with Vaqueros E & P, Inc. for 500 square feet of office space in Houston, Texas at a monthly rental rate of $1,100 .  Additionally, we also entered into a twenty-seven month lease that expires August 31, 2017 with Icon Owner Pool 2 West/Northeast/Midwest, LLC for approximately 2,000 square feet of office and warehouse space in San Diego, CA for a rental payment of $2,134 per month with annual increases during the term. Also, we are in a month to month lease for approximately 15,000 square feet of warehouse space in Brea, CA at a monthly rental rate of $8,064.

ITEM 3.        LEGAL PROCEEDINGS.

On April 15, 2014, the Company filed a complaint and sued JMJ Financial (“JMJ”) relating to an alleged illegal conversion pursuant to a Promissory Note dated November 19, 2013 (the “Note”) in the Circuit Court of 11th Judicial Circuit in and for Miami-Dade County. The suit alleges that the Note violates Florida’s usury laws and is, therefore, unenforceable. Minerco sought (a) a declaratory judgment that the Note is null and voidab initio, and (b) preliminary and permanent injunctive relief prohibiting JMJ from converting any purported amounts owed pursuant to the Note into shares of Minerco’s common stock. In May 2014, the injunctive relief bond was set at $2,500,000, cash, which Minerco did not satisfy. Therefore, Minerco did not receive injunctive relief from the court at that time.  On June 24, 2014, JMJ filed its Answer and Affirmative Defenses, in which it denied that the Note is usurious, and set forth multiple affirmative defenses, including failure to state a claim upon which relief can be granted and estoppel.  On December 12, 2014, Minerco filed a Motion for Leave to File Amended Complaint (the “Motion”) against JMJ Financial relating to the same Note, seeking in its amended complaint the following relief: (a) a declaratory judgment that the Note violates Florida’s usury laws, and thus is null and void ab initio; (b) damages for JMJ’s conversions of the entire purported outstanding balance of the Note that have occurred subsequent to the commencement of the lawsuit; and (c) reasonable attorney’s fees and costs.  The Motion was granted, and the Amended Complaint was deemed filed, on January 17, 2015.  Discovery is ongoing. The outcome is uncertain.

ITEM 4.        MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock was listed for trading on the OTC operated by pink sheets commencing on February 2009 under the symbol “MINE”.  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2015	High Bid	Low Bid
Fourth Quarter: 5/1/15 to 7/31/15	$0.51	$0.27
Third Quarter: 2/1/15 to 4/30/15	$1.10	$0.50
Second Quarter: 11/1/14 to 1/31/15	$1.16	$0.29
First Quarter: 8/1/14 to 10/31/14	$1.20	$0.45

Fiscal Year
2014	High Bid	Low Bid
Fourth Quarter: 5/1/14 to 7/31/14	$2.58	$0.66
Third Quarter: 2/1/14 to 4/30/14	$3.61	$0.14
Second Quarter: 11/1/13 to 1/31/14	$0.38	$0.13
First Quarter: 8/1/13 to 10/31/13	$0.67	$0.22

Holders

On November 11, 2015, we had approximately 178 shareholders of record of our common stock.  The reported sale price of our stock on November 11, 2015 was $0.0457.

Dividends

As of November 11, 2015, we had not paid any dividends on shares of our common stock and we do not expect to declare any or pay any dividends on shares of our common stock in the foreseeable future.  We intend to retain earnings, if any, to finance the development and expansion of our business.  Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

We primarily issue restricted stock units under equity compensation plans, which are part of our 2014 Executive Annual Incentive Compensation Plan, Director Bonus Plan and Key Employee and Distributor Incentive Plan.  We issued 5,000 shares of common stock under these plans in fiscal 2015.

Recent Sales of Unregistered Securities

Set forth below are the sales of unregistered securities during the past year that were not previously reported.

On August 1, 2015, wey entered into service agreement with The MJ Group for the services in acquiring the trademark of VitaminYogurt. The consideration was 100,000 shares of our restricted common stock.

On September 9, 2015, we agreed to settle a portion of the amount due in the amount of $20,000 by issuing 32,000 shares of Series ‘B’ Preferred shares.

On October 1, 2015, we entered into exchange agreement with MSF whereby MSF exchanged 5% of Athena Brands, Inc. owned by MSF for 400,000 shares of the Company's Class B Preferred Stock.

On October 2, 2015, we entered into exchange agreement with Eco Processing, LLC whereby Eco exchanged 1.5% of the equity of Athena owned by Eco for 150,000 shares of our Class B Preferred Stock.

On October 2, 2015, we issued 1,250,000 common shares in one (1) transaction upon the exchange of $75,000 pursuant to a

On October 2, 2015, we issued 1,725,000 common shares in one (1) transaction upon the exchange of $75,000 pursuant to a debt exchange agreement under the line of credit with Post Oak, LLC.

On October 7, 2015, we issued 400,000 common shares on the conversion of 80,000 Series B Preferred.  These shares of common stock were issued in reliance on Section 3(a)(9) of the Act, as they were converted upon exchange of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On October 9, 2015, we issued 307,757 common shares in one (1) transaction upon conversion of a convertible promissory note dated October 22, 2014. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On October 9, 2015, we issued 1,176,471 common shares in one (1) transaction upon the exchange of $50,000 pursuant to a debt exchange agreement under the line of credit with Post Oak, LLC.

On October 20, 2015, we issued 308,446 common shares in one (1) transaction upon conversion of a convertible promissory note dated October 22, 2014. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On October 28, 2015, we issued 527.471 common shares in one (1) transaction upon conversion of a convertible promissory note dated October 22, 2014. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.
.
On November 5, 2015, we issued 1,995,000 common shares in one (1) transaction upon the exchange of $43,890 pursuant to a debt exchange agreement under the line of credit with Post Oak, LLC.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

Business Overview

Since 2012, our primary focus has been on our subsidiary Athena Brands, Inc., formerly Level 5 Beverage Company, Inc., and its functional beverage business. In September, 2012, we formed Athena, a specialty beverage company which develops, produces, markets and distributes a diversified portfolio of forward-thinking, good-for-you consumer brands. Athena has developed or acquired exclusive rights to four separate and distinct brands: VitaminFIZZ®, Vitamin Creamer®, COFFEE BOOST and The Herbal Collection™, and The Herbal Collection has been transferred and assigned from Athena to us. During the year ended July 31, 2015 we generated revenue of $233,824 all of which was generated from sales of our VitaminFIZZ® products.

We organically developed the COFFEE BOOST™ Brands, and we acquired the exclusive, worldwide rights to the VitaminFIZZ® Brand from VITAMINFIZZ, L.P. in November, 2013. In 2014, we acquired 100% of the right, title and intellectual property to the Vitamin Creamer® Brand. The current focus of our business is on the VitaminFIZZ® brand and in September 2014, we acquired 100% ownership of the brand. We are currently completing the research and development of the VitaminCreamer® brand to include a Boost and Relax, and we are completing the formulation and packaging for The Herbal Collection™ brand.

Athena also owns a majority interest in Avanzar, a sales and distribution company locate in Brea, California. Avanzar is a full service brokerage which includes account management, trade development and logistics services as well as in house DSD operations throughout Southern California. Avanzar distributes products to some of the most trusted retailers in the United States, including Kroger, Albertsons, HEB, Golub (Price Chopper), Whole Foods, Walgreens, 7-Eleven, Tesoro, Circle K, Chevron, Kmart, Gelson's and Winco , On October 24, 2014 (effective September 15, 2014), we entered into a Membership Interest Purchase Agreement with Avanzar to acquire the controlling interest in Avanzar. Athena acquired an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest in Avanzar for the purchase pice of $500,000 with an option to acquire a twenty-one percent (21%) interest in Avanzar and second option to acquire up to an aggregate of seventy-five percent (75%) interest in Avanzar. The Agreement was effective as of September 15, 2014. As of April 30, 2015, all 3 of the options were exercised.

As of September 20, 2013, we completely discontinued operations of our Renewable Energy line of business.  On May 5, 2015, effective April 30, 2015, we entered into a Securities Purchase Agreement (the "Agreement") with MSF a Belize corporation for the sale to MSF of all our rights and title and interest in its (i) Chiligatoro Hydro-Electric Project and its earned interest therein; (ii) Iscan Hydro-Electric Project and its 10% royalty interest therein; and (iii) its Sayab Wind Project and its 6% royalty interest therein (the “Assets”). The purchase price shall consist of MSF assuming Thirty Two Thousand Six Hundred Forty-two US Dollars ($32,642) of certain accounts payable of the Company and a note payable by MSF to the Company in the principal amount of Six Hundred Eighty Two Thousand Eight Hundred Fifty US Dollars ($682,850) Dollars, accruing interest at a rate of 5% per annum, with interest payable quarterly commencing September 1, 2015 and the principal balance thereof and accrued and unpaid interest due and payable twelve (12) months after the date of its closing.

On March 30, 2010, the Company effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  On February 13, 2012, the Company effected a 150 for 1 reverse stock split, decreasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares.   On May 13, 2013, we effectuated an increase in our authorized shares of common stock from 1,175,000,000 to 2,500,000,000. On August 5, 2014, we effectuated an increase in our authorized shares of common stock from 2,500,000,000 to 3,500,000,000.  On October 2, 2015, the Company effected a 100 for 1 reverse stock split, decreasing the issued and outstanding share of common stock from 3,496,235,155 to 34,962,352 and decreasing the issued and outstanding shares of Class A Preferred from 15,000,000 to 150,000. All shares amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

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

Revenues are recognized upon delivery, provided that a signed purchase order has been received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, based on historical levels of returns and discounts, current economic trends and changes in customer demand. Certain Internet generated transactions that are prepaid at time of order, are recognized at the time the merchandise ships from the warehouse to the customer.

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

Principles of Consolidation

We consolidate all entities that we control by ownership of a majority voting interest. Currently, we have two subsidiaries: Minerco Honduras S.A. in which we own one hundred percent (100%) interest and Athena Brands, Inc., which we own seventy and three-tenths percent (70.3%) interest. Athena owns seventy-five percent (75%) of Avanzar Sales and Distribution, LLC.

Uncertainties

We have generated $2,138,212 from our business activities, and we do expect to generate additional revenues from our Beverage Business in the fiscal year ended July 31, 2016. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. To finance our operations, we have completed several rounds of financing and raised approximately $4,600,000 through private placements of our common stock and debt financing.
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

Results of Operations

Our results of operations are presented below:

	Year ended July 31, 2015 (Combined)	Year ended July 31, 2014 (Predecessor)
Sales:
Products	2,307,810	2,040,360
Services	145,189	357,606
Total Sales	2,452,999	2,397,966
Cost of Goods Sold	2,282,925	1,630,661
Gross Profit	170,074	767,305
Selling and Marketing	153,487	—
General and Administrative	3,363,087	1,140,126
Total Operating Expenses	3,516,574	1,140,126
Net Loss from Operations
Other Income (Expenses):
Interest expense	(586,994)	(50,985)
Loss on Derivative Liability	(39,974)	—
Other Income	—	7,673
Impairment of Cost Method Investment	(630,000)	—
Loss on Debt for Equity Swap	(815,299)	—
Gain on sale of intangible assets	149,838	—
Total Other Expenses	(1,922,429)	(43,312)
Net Loss from Continuing Operations	(5,268,929)	(416,133)
Net Loss	(5,268,929)	(416,133)
Net loss attributable to Noncontrolling interest	(1,332,264)	—
Net loss attributable to Minerco	(3,936,665)	(416,133)
Preferred Stock Dividends	(113,387)	—
Net loss attributable to common shareholders	(4,050,052)	(416,133)
Total Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on AFS Securities	9,356	(73,125)
Total Other Comprehensive Income (Loss)	9,356	(73,125)
Other Comprehensive Income (Loss) attributable to noncontrolling interest	—	—
Other Comprehensive Income (Loss) attributable to Minerco	9,356	(73,125)
Total Comprehensive Income (Loss)	(4,040,696)	(489,258)
Net loss Per Share - Basic and Diluted	$0.13
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	31,135,348

Results of Operations for the Twelve Months Ended July 31, 2015 compared to the Twelve Months Ended July 31, 2014

During the twelve months ended July 31, 2015, we incurred a net loss attributable to Minerco of $3,936,665, compared to a net loss of $416,133 during the same period in fiscal 2014. Our net loss per share was $0.13 per share primarily due to loss on debt for equity swap, an impairment of cost method investment and increase in general and administrative expenses due to an increase in business activity. The increase in our loss loss during the twelve months ended July 31, 2015 was primarily due to increased loss on debt for equity swap, an impairment of cost method investment and increase in general and administrative expenses due to an increase in business activity.

Our total operating expenses for the twelve months ended July 31, 2014 were $3,516,574 compared to operating expenses of $1,140,126 during the same period in fiscal 2014. Our total operating expenses during the twelve months ended July 31, 2015 consisted of $1,624,216 in compensation expense, $498,250 in consulting fees and professional fees, $1,394,108 in general and administrative expenses, and we did not incur any foreign exchange losses, management fees, rent expenses or other operating expenses.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Liquidity and Capital Resources

As of July 31, 2015, we had $7,258 in cash, $255,896 in prepaids, and $1,779,501 in total assets, $5,717,636 in total liabilities and a working capital deficit of $5,152,753. Our accumulated deficit from our inception on June 21, 2007 to July 31, 2015 is $28,128,489 and was funded primarily through equity and debt financing.

During the period August 1, 2014 to October 24, 2014 and October 25, 2014 to July 31, 2015, we spent net cash of $102,116 and $1,384,957 on operating activities, compared to net cash spending of $97,974 on operating activities during the same period in fiscal 2014. The expenditures on operating activities for the twelve months ended July 31, 2015 increased primarily due to a loss in an increase in net loss due to the combined business activities of both the beverage and distribution business.

We did spend net cash of $0 and $350,583 on investing product development activities during the period August 1, 2014 to October 24, 2014 and October 25, 2014 to July 31, 2015, compared to net cash spending of $0 on investment activities for the same period in fiscal 2014.  The increase was primarily due to a loss in an increase in net loss due to the combined business activities of both successor business.

During the period August 1, 2014 to October 24, 2014 and October 25, 2014 to July 31, 2015, we did receive $103,066 and $1,684,555 net cash from financing activities, compared to net cash received of $73,351 during the same period in fiscal 2014.  The increase in receipts from financing activities for the twelve months ended July 31, 2015 was primarily due to an increase in proceeds from convertible notes and long term debt.

During the twelve months ended July 31, 2015 our monthly cash requirements to fund our operating activities was approximately $123,923. Our cash on hand of $7,258, as of July 31, 2015, will not allow us to continue to operate until we receive Athena revenue proceeds and additional financings. We estimate our planned expenses for the next 24 months (beginning November, 2015) to be approximately $23,400,000, as summarized in the tables below assuming revenue from our beverage sales will exceed $5,000,000 over the next 12 months and $10,000,000 in fiscal 2017.  If revenue is not as anticipated as, we will be forced to scale our expenses according to our business requirements which will negatively impact our ability to increase revenue.

Expense Overview
Description
Beverage	Fiscal Year 2016 ($)	Fiscal Year 2017 ($)	Total
Advertising	500,000	1,250,000	1,750,000
Warehouse & Delivery	75,000	150,000	225,000
Insurance	75,000	75,000	150,000
Inventory Purchases / Production	3,000,000	8,000,000	11,000,000
Consulting Services	100,000	110,000	210,000
Retail incentive	100,000	500,000	600,000
Sales incentive	75,000	500,000	575,000
Sales Representative Payroll	150,000	450,000	600,000
Payroll Taxes	22,500	67,500	90,000
Rent or Lease	240,000	252,000	492,000
Filling Equipment Lease	10,000	10,000	20,000
Sales Commission	250,000	550,000	800,000
Research & Development	100,000	125,000	225,000
POS material	150,000	450,000	600,000
Taxes & Licenses	100,000	250,000	350,000
Utilities & Telephone	48,000	50,400	98,400
Sampling	100,000	250,000	350,000
Accounting & Legal fees	200,000	250,000	450,000
General and Administrative Expenses	900,000	1,800,000	2,700,000
Contingencies (10%)	619,550	1,508,990	2,128,540
Beverage Total	6,815,050	16,598,890	23,413,940

Our general and administrative expenses for the year are expected to consist primarily of salaries, transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $23,400,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require or derive less than the anticipated amount of revenue from operations, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Athena has started generating revenues for us; however, there can be no assurances that enough sales or revenues will be received to support our capital needs.

Future Financings

Our financial statements for the year ended July 31, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of July 31, 2015, we have generated $2,138,212 of revenues, have achieved losses since inception, and rely upon the sale of our securities to fund our operations. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.  In addition, we require funds to meet our current operating needs and to repay certain demand note obligations and other convertible debt obligations that will mature shortly.

We had $7,258 in cash as of July 31, 2015. We  intend to raise the balance of our cash requirements for the next 12 months from revenues received from the operations of Athena, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we have a three million dollar line of credit with Post Oak, LLC which has an outstanding balance of $2,175,000 as of July 31, 2015, but there is no guarantee that any additional financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.   If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts spent on our acquisition and development activities and our general and administrative expenses so as not to exceed the amount of capital resources that are available to us. Specifically, we anticipate deferring development, expansion and certain acquisitions pending the receipt of additional financing. Still, if we  do not secure additional financing, our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations for the next 12 months unless revenue increases dramatically, even if the Company does decide to scale back our operations.

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as of July 31, 2015:

	Original Amount	Balance on 7/31/2015	Date of Issuance	Maturity Date	Features
Convertible Promissory Note	250,000	43,726	10/22/2014	10/22/2015	8% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	250,000	250,000	6/4/2015	2/6/2016	8% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 days

Outstanding Notes

As of July 31, 2015, our obligations under outstanding notes totaled an aggregate principal amount of $293,726.  Of such amount $43,726 was due October 22, 2015 and $250,000 is due February 6, 2015. We currently do not have sufficient funds to all of the past due or future notes.

On October 22, 2014 and June 4, 2015, we entered into two Securities Purchase Agreement and Convertible Promissory Note with Union Capital for $250,000.  The convertible notes carry 8% rate of interest and the Notes are convertible into common stock at a variable conversion price of 50% of the market which shall be calculated as the lowest day during the preceding 20 days before conversion.

On May 1, 2014, we entered into an agreement with Post Oak, LLC (“the Lender”), which was amended on April 1, 2015, pursuant to which, among other things, we and the Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Three Million Dollars ($3,000,000), or such lesser amount as may be borrowed by us as Advances under this line of credit.  The Line of Credit bears interest at the rate of ten percent per annum (10.00%) unless modified by certain provisions of the Line of Credit.  The entire outstanding principal balance amount of this Line of Credit is due and payable on April 30, 2016.  We are required to make one interest payment twelve months from the date of each advance and one interest payment eighteen months from the date of each advance.  We are obligated to make a payment for the entire unpaid balance of all advances, plus any accrued interest, in a “balloon” payment, which is due in two years from the date of the Line of Credit Agreement.  As of July 31, 2015, there was $2,1750,000 outstanding under this line of credit.

Avanzar

Set forthe below is a chart of Avanzar's notes payable as July 31, 2015:

Principal at 7/31/2014	Principal at 7/31/2015	Interest Rate	Maturity
$20,000	$—	8%	In default
$20,000	$20,000	8%	In default
$10,000	$10,000	8%	In default
$20,000	$20,000	8%	In default
$49,970	$49,970	12%	In default
$10,000	$10,000	Non-interest bearing	In default
$20,000	$20,000	8%	December 31, 2015
$10,988	$—	Non-interest bearing	In default
$20,000	$—	8%	In default
$—	$20,000	8%	In default
$180,958	$149,970

On May 27, 2014, Avanzar signed a line of credit with BFS West Capital for a principal amount of $168,000 payable over 15 months.  As of July 31, 2015, $12,660 is outstanding.

Product Research and Development

Our Research and Development (R&D) consisted of formulating the VitaminFIZZ ® product line.  The Company spent $-0- in the fiscal year ending July 31, 2015 and $0 in the fiscal year ended July 31, 2014 in R&D activities. The Company anticipates spending at least $225,000 in R&D activities over the next two fiscal years.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of Minerco, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Minerco, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Minerco, Inc. and its subsidiaries (collectively the “Company” or “Successor”), as of July 31, 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the period from October 25, 2014 through July 31, 2015. We have also audited the accompanying balance sheet of Avanzar Sales and Distribution, LLC (“Predecessor”) as of July 31, 2014 and the related statements of operations and other comprehensive loss, member’s deficit, and cash flows for the period from August 1, 2014 through October 24, 2014 and for the year ended July 31, 2014. These financial statements are the responsibility of the Company's and Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Successor financial statements referred to above present fairly, in all material respects, the financial position of Minerco, Inc. and Subsidiaries as of July 31, 2015 and the results of their operations and their cash flows for the period from October 25, 2014 through July 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the financial position of Avanzar Sales and Distribution, LLC as of July 31, 2014 and the results of its operations and its cash flows for the period from August 1, 2014 through October 24, 2014 and for the year ended July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY LLP
www.malonebailey.com
Houston, Texas

November 12, 2015

Minerco, Inc.
Consolidated Balance Sheets

	July 31, 2015 (Successor)	July 31, 2014 (Predecessor)
ASSETS
Current Assets:
Cash	$7,258	$—
Accounts Receivable, Net	128,029	293,273
Notes Receivable	117,196	—
Inventory	304,746	294,454
Prepaid Expenses, Current	5,896	6,280
Total Current Assets	563,125	594,007
Investments	—	26,875
Property and Equipment, net	112,360	147,802
Prepaid Expenses, Noncurrent	250,000	—
Goodwill	607,891	—
Customer Relationships, net	148,077	—
Intangible Assets, net	98,048	—
Total Assets	$1,779,501	$768,684
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,460,186	$1,275,852
Notes Payable	149,970	180,958
Accounts Payable - Related Parties	453,705	—
Convertible Debt, Net Unamortized Discount $204,036	89,690	—
Capital Lease Obligations, Current	22,080	45,660
Line of Credit	12,660	134,190
Derivative Liabilities	352,587	—
Short term debt	2,175,000	—
Total Current Liabilities	5,715,878	1,636,660
Capital Lease Obligations, Noncurrent	1,758	38,849
Total Liabilities	5,717,636	1,675,509
Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock – Series A Convertible Preferred stock, $0.001 par value, 15,000,000 shares authorized, 150,000 issued and outstanding	150	—
Preferred stock – Series B Convertible Preferred stock, $0.001 par value, 2,000,000 shares authorized authorized, 365,809 issued and outstanding	366	—
Preferred stock – Series C Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized, 836,543 issued and outstanding	837	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 34,962,336 shares issued and outstanding	34,963	—
Additional paid-in capital	25,748,411	85,470
Accumulated Other Comprehensive Loss	—	(73,125)
Accumulated Deficit	(28,128,489)	(919,170)
Total Minerco stockholders’ deficit	(2,343,762)	(906,825)
Noncontrolling Interest	(1,594,373)	—
Total Stockholders’ Deficit	(3,938,135)	(906,825)
Total Liabilities and Stockholders’ Deficit	$1,779,501	$768,684
The accompanying notes are an integral part of these consolidated financial statements

Minerco, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	October 25, 2014 through July 31, 2015 (Successor)	August 1, 2014 Through October 24, 2014 (Predecessor)	Year ended July 31, 2014 (Predecessor)
Sales:
Products	1,898,007	409,803	2,040,360
Services	79,189	66,000	357,606
Total Sales	1,977,196	475,803	2,397,966
Cost of Goods Sold	1,947,728	335,197	1,630,661
Gross Profit	29,468	140,606	767,305
Selling and Marketing	153,487	—	—
General and Administrative	2,999,828	363,259	1,140,126
Total Operating Expenses	3,153,315	363,259	1,140,126
Net Loss from Operations	(3,123,847)	(222,653)	(372,821)
Other Income (Expenses):
Interest expense	(569,529)	(17,465)	(50,985)
Loss on Derivative Liability	(39,974)	—	—
Other Income	—	—	7,673
Impairment of Cost Method Investment	(630,000)	—	—
Loss on Debt for Equity Swap	(815,299)	—	—
Gain on sale of intangible assets	149,838	—	—
Total Other Expenses	(1,904,964)	(17,465)	(43,312)
Net Loss from Continuing Operations	(5,028,811)	(240,118)	(416,133)
Net Loss	(5,028,811)	(240,118)	(416,133)
Net loss attributable to Noncontrolling interest	(1,332,264)	—	—
Net loss attributable to Minerco	(3,696,547)	(240,118)	(416,133)
Preferred Stock Dividends	(113,387)	—	—
Net loss attributable to common shareholders	(3,809,934)	(240,118)	(416,133)
Total Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on AFS Securities	—	9,356	(73,125)
Total Other Comprehensive Income (Loss)	—	9,356	(73,125)
Other Comprehensive Income (Loss) attributable to noncontrolling interest	—	—	—
Other Comprehensive Income (Loss) attributable to Minerco	—	9,356	(73,125)
Total Comprehensive Income (Loss)	(3,809,934)	(230,762)	(489,258)
Net loss Per Share - Basic and Diluted	$0.12
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	32,680,556

The accompanying notes are an integral part of these consolidated financial statements

Minerco, Inc.
Consolidated Statements of Cash Flows

	October 25, 2014 to July 31, 2015 (Successor)	August 1, 2014 to October 24, 2014 (Predecessor)	Year ended July 31, 2014 (Predecessor)
Cash Flows from Operating Activities
Net loss	$(5,028,811)	$(240,118)	$(416,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of intangible asset	(149,838)	—	—
Impairment expense	36,231	—	—
Amortization and Depreciation	69,088	11,020	43,724
Bad Debt Expense	62,851	90,300	142,690
Write off of Investment	630,000	—	—
Loss on debt for equity exchange	815,299	—	—
Loss on derivative liability	39,974	—	—
Accretion of discount	342,183	—	—
Stock-based compensation	709,963	—	—
Changes in operating assets and liabilities:
Prepaid expenses	166,519	—	4,320
Inventory	48,543	166,736	(20,023)
Accounts Receivable	44,692	16,626	(111,642)
Accounts Payable	441,885	(217,226)	259,090
Accrued Expenses	112,964	70,546	—
Accounts payable to related parties	273,500	—	—
Net cash used in operating activities	(1,384,957)	(102,116)	(97,974)
Cash Flows from Investing Activities
Cash paid for business combinations, net	(149,050)	—	—
Acquisition of Brands	(200,000)	—	—
Cash paid for purchase of fixed assets	(1,533)	—	—
Net cash used in investing activities	(350,583)	—	—
Cash Flows from Financing Activities
Proceeds from long-term debt	1,625,000	—	—
Proceeds from Convertible Notes	250,000	—	—
Net Proceeds from Line of Credit	—	—	128,482
Repayments on Line of Credit	(90,063)	(31,467)	—
Proceeds from notes payable	—	150,000	20,000
Payments on Notes Payable	(23,488)	(27,500)	(24,012)
Member Contributions	—	30,000	70,753
Member Distributions	(30,940)	(3,250)	(66,300)
Payments of Capital Lease Obligations	(45,954)	(14,717)	(55,572)
Net cash provided by financing activities	1,684,555	103,066	73,351
Net increase (decrease) in cash	(50,985)	950	(24,623)
Cash at the beginning of period	58,243	—	24,623
Cash at end of the period	$7,258	$950	$—
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$70,613	$16,082	$50,985
Income taxes	—	—	—
Non-Cash Investing and Financing Activities
Convertible Debt and accrued interest converted into common shares	$386,560	$—	$—
Debt and accrued interest converted into common shares	$27,747	$—	$—
Debt and accrued interest converted into Series B Preferred Stock	$854,504	$—	$—

Debt discount recorded for derivative liability	$250,000	$—	$—
Reclass derivative liability to equity	$1,079,590	$—	$—
Conversion of Series B Preferred stock to Common shares	$3,045	$—	$—
Conversion of Series B Preferred stock to Series C Preferred	$1,000	$—	$—
Exchange of Dividends for Series B Preferred stock	$298,061	$—	$—
Series C Preferred stock issued for purchase of NCI	$543,555	$—	$—
Dividend Declared	$113,387	$—	$—
Shares of Alkame Received for Accounts Receivable	$—	$—	$90,000
Available for Sale Investment Write Down	$—	$—	$73,125
Unrealized gain on Investment	$—	$9,356	$—

The accompanying notes are an integral part of these consolidated financial statements

Minerco, Inc.
Consolidated Statements of Members' Deficit and Stockholders’ Deficit
Year ended July 31, 2014 and Period August 1, 2014 to October 24, 2014 and October 25, 2014 to July 31, 2015

			PREFERRED STOCK		PREFERRED STOCK		PREFERRED STOCK		ADDITIONAL
	COMMON STOCK		SERIES A		SERIES B		SERIES C		PAID-IN	ACCUMULATED	NONCONTROLLING	ACCUMUL:ATED OTHER COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	INTEREST	LOSS	TOTAL
Predecessor
Balance, July 31, 2013	—	—	—	—	—	—	—	—	81,017	(503,037)	—	—	(422,020)
Member Contributions	—	—	—	—	—	—	—	—	70,753	—	—	—	70,753
Member Distributions	—	—	—	—	—	—	—	—	(66,300)	—	—	—	(66,300)
Net loss	—	—	—	—	—	—	—	—	—	(416,133)	—	—	(416,133)
Unrealized Loss on Investments	—	—	—	—	—	—	—	—	—	—	—	(73,125)	(73,125)
Balance, July 31, 2014	—	—	—	—					85,470	(919,170)	—	(73,125)	(906,825)
Member Contributions	—	—	—	—	—	—	—	—	30,000	—	—	—	30,000
Member Distributions	—	—	—	—	—	—	—	—	(3,250)	—	—	—	(3,250)
Net loss	—	—	—	—	—	—	—	—	—	(240,118)	—	—	(240,118)
Unrealized Loss on Investments	—	—	—	—	—	—	—	—	—	—	—	9,356	9,356
Balance, October 24, 2014	—	—	—	—	—	—	—	—	112,220	(1,159,288)	—	(63,769)	(1,110,837)
Successor
Balance, October 24, 2014	28,287,756	28,288	150,000	150	1,436,000	1,436	—	—	22,157,623	(24,318,555)	(140,833)	—	(2,271,891)
Business combination adjustment	—	—	—	—	—	—	—	—	—	—	(664,831)	—	(664,831)
Common Shares Issued for Debt Conversion	3,539,580	3,540	—	—	—	—	—	—	383,020	—	—	—	386,560
Preferred stock issued for employment agreements	—	—	—	—	—	—	—	—	615,838	—	—	—	615,838
Common stock issued for consulting services	30,000	30	—	—	—	—	—	—	29,095	—	—	—	29,125
Preferred stock issued for acquisition of Avanzar additional interest	—	—	—	—	—	—	336,543	337	(574,831)	—	543,555	—	(30,939)
Preferred stock for Dividends Declared	—	—	—	—	—	—	—	—	—	(113,387)	—	—	(113,387)
Preferred stock issued for Dividends	—	—	—	—	29,809	30	—	—	298,031	—	—	—	298,061
Stock in resolution of debt liabilities	60,000	60	—	—	489,000	489	—	—	1,697,001	—	—	—	1,697,550
Preferred stock exchanged for shares	3,045,000	3,045	—	—	(1,609,000)	(1,609)	500,000	500	(1,936)	—	—	—	—
Preferred stock issued for consulting services	—	—	—	—	20,000	20	—	—	64,980	—	—	—	65,000
Write off of derivative liability	—	—	—	—	—	—	—	—	1,079,590	—	—	—	1,079,590
Net loss	—	—	—	—	—	—	—	—	—	(3,696,547)	(1,332,264)	—	(5,028,811)
Balance, July 31,2015	34,962,336	$34,963	150,000	$150	365,809	$366	836,543	837	$25,748,411	$(28,128,489)	$(1,594,373)	$—	$(3,938,135)

The accompanying notes are an integral part of these consolidated financial statements

Minerco, Inc.
Consolidated Notes to the Financial Statements

1. Nature of Operations and Going Concern

Minerco, Inc. (the “Company”) formerly known as Minerco Resources, Inc., was incorporated in Nevada on June 21, 2007. The Company was engaged in the exploration stage from its June 21, 2007 (inception) to May 27, 2010.  As of May 27, 2010, the Company was no longer in the oil and natural gas business.  The Company intended to develop, produce, and provide clean, renewable energy solutions in Central America.  On October 16, 2012, the Company added an additional line of business, Athena Brands, Inc. ("Athena"), formerly known as Level 5 Beverage Company, Inc. ("Level 5"), a progressive specialty beverage retailer.  The company has decided to divest of itself of its clean, renewable energy projects in Central America.  The company has evaluated its clean energy projects in Central America and has determined they are too capital intensive to pursue at this time. The Company has transitioned its focus to its specialty beverage market retailer, Athena Brands, Inc., formerly known as Level 5 Beverage Company, Inc. and its products.

On October 24, 2014, through its subsidiary, Athena, the Company entered into an Agreement (the “Membership Interest Purchase Agreement”) with Avanzar Sales and Distribution, LLC, a California Limited Liability Company (“Avanzar”) to acquire an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest for the Purchase Price of $500,000 with an option to acquire an additional twenty-one percent (21%) interest and Second Option to acquire up to seventy-five percent (75%) of Avanzar. Avanzar is a beverage and snack distributor and broker in Southern California region. The acquisition broadens our base in the consumer packaged goods industry through vertical integration. The acquisition was accounted for in accordance with ASC 805, Business Combinations. As of April 30, 2015, all 3 options have been exercised.

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

Successor — relates to the financial periods and balance sheets succeeding the Membership Interest Purchase Agreement (consolidated); and
Predecessor — relates to the financial periods preceding the Acquisition (prior to October 24, 2014 - only Avanzar).

Unless otherwise indicated, the “Company” as used throughout the remainder of the notes, refers to both the Successor and Predecessor.

On August 5, 2014, we effectuated an increase in our authorized shares of common stock from 2,500,000,000 to 3,500,000,000.  On October 2, 2015, the Company effected a 100 for 1 reverse stock split, decreasing authorized shares of common stock from 3,500,000,000 to 250,000,000 and as a result decreasing the issued and outstanding share of common stock from 3,496,233,557 to 34,962,336 and decreasing the issued and outstanding shares of Class A Preferred from 15,000,000 to 150,000. All shares amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the twelve months ended July 31, 2015, the Company has an accumulated deficit of $28,128,489 and revenue of $2,452,999.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2016.

2. Summary of Significant Accounting Policies

Basis of Presentations. These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation. The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The Company does not hold significant variable interests in any variable interest entities. All significant intercompany accounts and transactions have been eliminated. As of July 31, 2015, we owned 70.3% of Athena which owns 75% of Avanzar.

Cash and Cash Equivalents. The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Trade Accounts Receivable.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We review the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement.  Allowances for doubtful accounts were $191,721 and $199,872 as of July 31, 2015 and 2014, respectively. Bad debt expense for the year ended July 31, 2014, the period from August 1, 2014 to October 24, 2014 and the period from October 25, 2014 to July 31, 2015 were $142,690, $90,300 and $62,851, respectively.
Inventories.  Inventories consists of finished goods which are valued at the lower of cost or market using the first-in, first-out method. An allowance for inventory obsolescence is recognized for slow-moving parts inventory depending on the length of time the related items have been outstanding. No allowance has been recorded for the year ended July 31, 2014, the period from August 1, 2014 to October 24, 2014 and the period from October 25, 2014 to July 31, 2015.

Investments.  Investments include available-for-sale securities. The net unrealized gains or losses on available-for-sale securities are recorded as a component of accumulated other comprehensive income, net of income taxes.

Goodwill and Other Intangible Assets. We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 1 to 15 years. Refer to Note 3.

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

We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment reviews as of year end. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, prior to completing the impairment test described above. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment.

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

During the year ended July 31, 2015, the Company performed a qualitative assessment of goodwill and determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets

Property and Equipment.  Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded. Leased property meeting certain capital lease criteria is capitalized, and the net present value of the related lease payments is recorded as a liability. Amortization of assets under capital leases is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms. Maintenance, repairs and minor renewals or betterments are charged to expense as incurred.

Long-Lived Assets.  Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated.

Revenue Recognition.  The Company recognizes revenue when persuasive evidence exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonable assured.  This typically occurs when the product is delivered for our beverage and distribution business for product revenue. For our service revenue related to our brokerage business this typically occurs when the services are performed. Sales are recorded net of discounts and rebates, sales taxes and estimated returns and allowances. The Company estimates the reduction to sales and cost of sales for returns based on current sales levels and the Company’s historical return experience. The Company’s reserve for sales returns and allowances was not material as of July 31, 2015 and 2014, respectively.

During the year ended July 31, 2015, 28% of revenue was to one customer. No other individual customer or vendor accounted for as much as 10% of revenue or purchases, respectively.

Cost of Sales.   Cost of sales comprise the cost of goods and services sold during the year which include the cost of raw materials and co-packing for the beverage business and the purchase of the goods from third party suppliers for the distribution business net of any rebates.

Vendor Incentives.  The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. Many of these incentives are negotiated on an annual basis or less (short-term). Cooperative advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to cost of goods sold, when the cost is incurred.

Research and Development. Research and development costs are expensed as incurred.

Use of Estimates. The Company’s fiscal year end is July 31.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Financial Instruments. ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Foreign Currency Translation. The financial statements are presented in United States dollars. In accordance with ASC 830, “Foreign Currency Translation,” foreign denominated monetary assets and liabilities are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary items, including equity, are translated at the historical rate of exchange. Revenues and expenses are translated at the average rates of exchange during the year.

Net Income or Loss per share. The Company computes net loss per share in accordance with ASC 260, "Earnings per Share ". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Comprehensive Loss. ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the period from October 25, 2014 to July 31, 2015, the period August 1, 2014 to October 24, 2014 and the year ended July 31, 2014, respectively, the Company had unrealized gain (loss) on available-for-sale securities totaling $0, $9,356 and a loss of $73,125 that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

Income Taxes. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, “Accounting for Income Taxes,” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The Company has recorded 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Reclassifications. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Accounting for Derivative Instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Stock Based Compensation. We account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock that are recognized in the statement of operations based on their fair values at the date of grant.

We account for stock-based payments to non-employees in accordance with ASC 718 and ASC 505, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

Recent Accounting Pronouncements. The adoption of recently issued accounting pronouncements are not expected to have a material effect on the Company's future reported financial position or results of operations.

3. Intangible Assets

Intangible Assets, net, at July 31, 2015 and 2014 consists of:

	2015 (Successor)	2014 (Predecessor)
VitaminFizz Name Licensing Rights	30,000	—
Vitamin Creamer	75,000	—
Less accumulated amortization	(6,952)	—
Intangible Assets, net	$98,048	—

On February 26, 2013, the Company entered into an Agreement (the “Premium Product Development Agreement”) with Power Brands, LLC, a California Limited Liability Company (“Power Brands”) to render product development services for Athena.  On February 26, 2013, the Company entered into an Agreement (the “Prototype Development Agreement”) with Power Brands to render prototype development services for Level 5.  On November 21, 2013, through its subsidiary, Level 5, the Company entered into an Agreement with VITAMINFIZZ, L.P, a California Limited Partnership where the Company acquired the exclusive rights in North America to use VitaminFIZZ® on and in connection with the marketing, distribution and sale of the Brand.  On June 24, 2014, Athena entered into an Agreement, effective June 20, 2014, with Vitamin Creamer LP, a limited partnership, where, among other things, Athena bought all right, title and interest to the (i) the Trademark “Vitamin Creamer”, and (ii) formulas and certain other intellectual property rights related to the Brand and the Products.  The Company amortization expense of $5,200, $0 and $0 during the during period from October 25, 2014 to July 31, 2015, the period from August 1, 2014 to October 24, 2014 and the twelve months ended July 31, 2014 respectively.  The purchase price is $100,000 of which $50,000 was paid during 2014 and $50,000 is due within 24 months after closing.  VC retained a 5% equity interest in all net profits.  The VitaminFIZZ Name Licensing Rights are being amortized over the remainder of the initial term of the 5 year licensing agreement.  Vitamin Creamer was determined to have an indefinite useful life.

VITAMINFIZZ ® - acquisition from Big Red, Inc.

On April 21, 2015, the Company through Athena, Big Red, Inc. (the "Seller") and Power Brands entered a limited partnership interest purchase agreement (the "Partnership Purchase Agreement") pursuant to which the Company purchased a partial interest from Seller totaling five percent (5%) interest of the equity of VitaminFIZZ, LP ("the partnership") for a cash payment of $130,000 and the assumption by Athena of Seller's inventory of VitaminFIZZ branded aluminum can products. This is accounted for cost method investment. For the year period October 25, 2014 to July 31, 2015, the Company recognized an impairment of $130,000 on the acquisition pursuant to the Asset Purchase Agreement for the VitaminFIZZ Brand on September 28, 2015. The Company currently has $130,000 outstanding under this purchase agreement and intends to renegotiate it with the seller.

On April 21, 2015, the Company through Athena, Seller and Power Brands have entered into an Assignment Agreement ("the Agreement") whereby Power Brands has agreed to sell and assign the Interests to Athena and to grant the Athena the Purchase Option to acquire the Additional Interests; and Athena has agreed to acquire such Initial Interests from Power Brands pursuant to the terms of that Partnership Interest Purchase Agreement.

VITAMINFIZZ ® - acquisition from Power Brands International, LLC

On April 21, 2015, the Company through Athena and Power Brands entered into a Limited Partnership Purchase Agreement ("the PBI Agreement") whereby Athena agreed to purchase five percent (5%) of its interest in VitaminFIZZ, LP from Power Brands for the purchase price of five hundred thousand dollars ($500,000) of which two hundred thousands dollars ($200,000) has been paid and an additional Fifty Thousand Dollars ($50,000) will be payable on the 15th day of each month commencing June 15, 2015. For the year period October 25, 2014 to July 31, 2015, the Company recognized an impairment of $500,000 on the acquisition pursuant to the Asset Purchase Agreement for the VitaminFIZZ Brand on September 28, 2015. The Company currently has $300,000 outstanding under this purchase agreement and intends to renegotiate it with the seller.

VITAMINFIZZ ®

On September 28, 2015, Minerco, Inc., through its subsidiary Athena, and VitaminFIZZ Brands, LP ("Seller") entered into an Asset Purchase Agreement for the VitaminFIZZ Brand to purchase certain intellectual property and tangible assets from the Seller including but not limited to the trademark "VitaminFIZZ," formulation, website, design logos and other trade secrets relating to the VitaminFIZZ Brand for a purchase price of approximately $300,000 which includes a credit for monies contributed to the Brand and the assumption of certain debts payable in 4 installments over 120 days. This replaces the brand licensing agreement dated November 21, 2013 and amended June 25, 2014. The company made the first payment of $50,000 on September 28, 2015.

4. Property and Equipment, Net

Equipment, net, at July 31, 2015 and July 31, 2014 consists of:

	Useful Life	July 31, 2015 (Successor)	July 31, 2014 (Predecessor)
Furniture and Fixtures	5 years	$6,297	—
Computer and Equipment	3 years	2,413	—
Leasehold Improvements	Remaining life of lease	830	—
Capital Leases	Term of lease	266,017	266,017
Accumulated Depreciation		(163,197)	(118,215)
Property and Equipment, net		$112,360	147,802

Depreciation expense was $34,929, $11,020 and $43,724 for the period from October 25, 2014 to July 31, 2015, for the period from August 1 to October 24, 2014 and for the twelve months ended July 31, 2014 respectively.

5.  Inventory

Inventory, at July 31, 2015 and July 31, 2014 consists of:

	July 31, 2015 (Successor)	July 31, 2014 (Predecessor)
Raw Materials	$—	—
Work in progress	—	—
Finished Goods	304,746	294,454
Inventory, net	$304,746	294,454

6.  Prepaid Expenses

Prepaid Expenses, at July 31, 2015 and 2014 consists of:

	July 31, 2015 (Successor)	July 31, 2014 (Predecessor)
Prepaid Rent	4,616	—
Other Prepaid Expenses	1,280	6,280
Prepaid Expenses	$5,896	6,280

On the June 25, 2014, the Company through its subsidiary, Athena, entered into a Brand Licensing Agreement with VitaminFizz, LP (“Licensor”) which was effective November 21, 2013.  Athena agreed to pay a licensing fee of $250,000 which is accounted for as a long term prepaid royalty as no royalties shall be made to Licensor until such time as the aggregate royalty payments earned by Licensor exceed $250,000 under the Licensing Agreement. Athena does not expect royalties to be earned in the next 12 months.

7.  Avanzar Acquisition

On October 24, 2014, through its subsidiary, Athena, the Company entered into an Agreement (the “Membership Interest Purchase Agreement”) with Avanzar Sales and Distribution, LLC (“Company”), a California Limited Liability Company (“Avanzar”) to acquire an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest for the Purchase Price of $500,000 with an option to acquire an additional twenty-one percent (21%) interest and Second Option to acquire up to seventy-five percent (75%) of Avanzar. The acquisition broadens the Company’s base in the beverage industry through vertical integration.  The acquisition was accounted for in accordance with ASC 805, Business Combinations.

Purchase Price.

(a) The consideration payable by the Purchaser to Avanzar for the Initial Membership Interests acquired on the Initial Closing Date was Five Hundred Thousand Dollars ($500,000), of whichall payments have been made.  One hundred fifty thousand dollars ($150,000) was paid prior to the Membership Purchase Agreement.

(b) The consideration investment by the Purchaser to Avanzar for the Option to acquire twenty-one percent (21%) of the Membership Interests to be acquired upon exercise of the Option is an aggregate amount of Four Hundred Thousand Dollars ($400,000) which is require to transfer to Avanzar bank accounts within five days of Company’s receipt of a notice from Purchaser of its exercise of the Option, if Purchaser exercises the Option.

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

Avanzar Purchase Price Allocation

October 24, 2014
Purchase Price paid in Cash	$150,000
Note Receivable	$150,000
Payable to Avanzar	200,000

Noncontrolling interest	664,831
Fair value of net assets (liabilities) acquired	(949,758)
Adjustments to reflect acquired assets and liabilities at fair value
Customer relationships (1)	$177,036
Goodwill resulting from acquisition	$607,891

(1) Amortization expense was $28,959 for the period from October 25, 2014 to July 31, 2015

Avanzar Condensed Statement of Net Assets Acquired

October 24, 2014
Cash	$950
Inventory	153,264
Prepaids	6,280
Investments	36,231
Capital Leases	136,781
Account Receivables	186,346
Total Assets	519,852

AP & Accrued Liabilities	(1,143,637)
Line of Credit	(102,723)
Notes Payable	(153,458)
Capital Lease Obligations	(69,792)
Total Liabilities	(1,469,610)

Fair value of net assets acquired	(949,758)

The following unaudited pro forma information presents a summary of Minerco’s Condensed Consolidated Statement of Operations for the respective periods, as if the acquisition and related financing of Avanzar occurred on August 1, 2013:

	Twelve months ended July 31, 2015	Twelve months ended July 31, 2014
Revenues	$2,517,225	$2,410,347
Net loss	(9,126,709)	(12,944,851)
Total Comprehensive Loss	(9,136,065)	(13,017,976)

The Company made the final payment on the initial acquisition initiated in October, 2014. On March 24, 2015, Athena exercised its Initial Purchase Option to acquire an additional twenty-one percent (21%). The consideration investment by Athena to Avanzar for the Initial Purchase Option to be acquired is an aggregate of Four Hundred Thousand Dollars ($400,000). It was agreed with the Avanzar owners that these funds would be reinvested into Avanzar, On April 30, 2015, Athena exercised Second Purchase Option to acquire an additional twenty-four percent (24%). The consideration payable to the existing members of Avanzar for the Second Purchase Option to be acquired shall be an aggregate of One Million Seventy Hundred Fifty Thousand Dollars ($1,750,000). The Company issued 336,543 shares of its Class C Preferred stock pursuant to the exercise of the Second Purchase Option to the six (6) existing members of Avanzar. The exercise of the Initial Purchase

Option and Second Purchase Option were accounted for as an increase in ownership interest of a subsidiary owned less than 100% and accounted for as an equity transaction which reduced noncontrolling interest by $543,555. No gain or loss was recognized in the transaction.

8.  Investments

The Company received equity securities during the twelve months ended July 31, 2014, valued at $90,000 through its subsidiary Avanzar which were received for services performed which it accounts for as available-for-sale securities.  During the twelve months ended July 31, 2014 and period August 1, 2014 to October 24, 2014, there was an unrealized loss of $73,125 and unrealized gain of $9,356, respectively. For the period October 25, 2014 to July 31, 2015, the Company wrote off the securities and recognized an impairment expense of $36,231.  Additionally, we owned a 50% equity stake in a brand purchased for $10,000 in 2011 through our subsidiary Avanzar.  The investment was accounted for as a deposit on brand development.  The brand has not yet been released commercially and as of July 31, 2015, it was written off and the company recognized an expense of $10,000 for the period October 25, 2014 to July 31, 2015.

9.  Fair Value of Financial Instruments

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2015.

	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Liabilities
Derivative Financial Instruments	$—	$—	$352,587	$352,587

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2014 for the Company pre-acquisition of Avanzar.

	Level 1	Level 2	Level 3	Total
Assets	$26,875	$—	$—	$26,875
Liabilities
Derivative Financial Instruments	$—	$—	$—	$—

10. Convertible note payable and derivative liabilities

Prior the acquisition date and during the period August 1, 2014 to October 24, 2014, Minerco had received proceeds of $250,000 from a convertible promissory note.  The note carries an interest rate of 8%.  The note is convertible at a variable conversion price of 50% of the market price and shall be calculated using the lowest trading days during the preceding 20 days before conversion.  In total Minerco had $409,250 (net of $296,219 discount) in convertible promissory notes in remaining outstanding balances as of October 24, 2014.  These notes carry interest rates between 0% and 8% and are convertible at a variable conversion price of a fixed price of $0.025 or 50% of the market price and shall be calculated using the lowest trading days during the preceding 5 to 20 days before conversion.  On June 4, 2015 Minerco received proceeds of $250,000 from a convertible promissory note. The note carries an interest rate of 8%. The note is convertible at a variable conversion price of 50% of the market price and shall be calculated using the lowest trading days during the preceding 20 days before conversion. The company had conversions of $365,524 in principal during the period October 25, 2014 to July 31, 2015. The total principal due at October 24, 2014 and July 31, 2015 is $409,250 and $293,726 with an unamortized discount of $296,219 and $204,036 resulting in a balance of $113,031 and $89,690 respectively.

The Predecessor did not have derivative liabilities as of July 31, 2014.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the notes are classified as derivative liabilities and recorded at fair value.

Derivative Liability:

As of July 31, 2015, the fair values of the conversion options on the convertible notes was determined to be $352,587 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $250,000 was recorded as debt discount and $36,308 was recorded as day one loss on derivative liability.  During the period from October 24, 2014 to July 31, 2015, the Company recorded a loss on mark-to-market of the conversion options of $39,974.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at July 31, 2015:

Balance at October 24, 2014 (Successor)	$1,142,203
Debt Discount	250,000
Loss on change in fair value	39,974
Write off due to conversion	(1,079,590)
Balance at July 31, 2015 (Successor)	$352,587

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of all convertible notes. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.27 to $1, a conversion price of  $0.00025 to $0.23, expected volatility of 10% to 270%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.01% to 0.12%. The discount on the convertible loan is accreted over the term of the convertible loan. During the period October 25, 2014 to ended July 31, 2015, the Company recorded amortization of $342,183.

11. Debt

Prior to the Acquisition date of October 24, 2014, Minerco had outstanding balances of $1,350,000 on its line of credit and $25,000 in notes payable under Athena.  Both of these are described below.

Minerco Line of Credit

On May 1, 2014, the Company entered into an Agreement (the “Line of Credit”) with Post Oak, LLC (the “Lender”), where, among other things, the Company and Lender entered into a Line of Credit Financing Agreement in the principal sum of up to Two Million Dollars ($2,000,000), or such lesser amount as may be borrowed by the Company as Advances under this line of credit (the “Line of Credit”).  On April 1, 2015, the Company increased the line of credit to Three Million Dollars ($3,000,000). As of October 24 and July 31, 2015, the Company had $1,350,000 and $2,175,000 outstanding under the line of credit respectively.

During the the period October 25, 2014 to July 31, 2015, the Company borrowed $1,625,000 and converted $854,504 of principal and interest of the line of credit into 489,000 Series B Preferred shares and recorded a loss of $792,046 due the difference between the fair market value of $1,646,550 and note and interested converted to settle the debt respectively. There is no accounting impact for the modification as there were not associated fees with the line of credit.

The summary of the Line of Credit is as:

This Line of Credit bears interest at the rate of ten percent (10.00%) per annum.

The entire outstanding principal amount of this Line of Credit is due and payable on April 30, 2016 (the “Maturity Date”).

Advances.  Subject to the provisions of Section 2, the Company has the right, at any time or from time to time prior to the Maturity Date to request loans and advances from the Lender (individually an “Advance” and collectively, the “Advances”).  Each such Advance is to be considered a legal promissory note, is to be in the amount of $250,000, and is to be reflected on Schedule A to this Line of Credit and initialed as received by an officer or director of the Company.  The Lender is not under any obligation to make advances under this Line of Credit.

Use of Proceeds.  All proceeds received by the Company from each Advance made by the Lender under this Line of Credit are to be used by the Company for expenses incurred by the Company in connection with working capital and any other operating expenses determined to be necessary by the Company.

Interest Payments, Balloon Payment.  The Company pays interest at the rate of ten percent 10.00%) per annum, calculated on a per day basis for each Advance made by Lender, and the Company is obligated to make one interest payment in twelve (12) months and one interest payment in eighteen (18) months.  The Company is obligated to make a payment for the entire unpaid balance of all Advances, plus any accrued unpaid interest, as per a “balloon” payment, in two (2) years from the date of the Line of Credit.

Athena Notes Payable

During the year ended July 31, 2014, Athena received proceeds of $50,000 from promissory notes. These notes have an interest rate of 10% and mature between July 6, 2014 and July 24, 2014. The total principal due as of October 24, 2014 and July 31, 2015 is $25,000 and $0 respectively.

During the period October 25, 2014 to July 31, 2015, Athena converted $27,747 of principal in interest of the notes payable into 60,000 shares of common stock of the Company and recorded a loss of $23,253 due the difference between the fair market value of $51,000 and note and interested converted to settle the debt.

Avanzar Notes Payable

Avanzar has received proceeds from various unrelated third parties and these notes have an interest rate of between 8% and 12% and mature between February 28, 2015 and December 31, 2015. The total principal due as of July 31, 2015 is $149,970.  A schedule of the notes payable are below:

Principal at 7/31/2014	Principal at 7/31/2015	Interest Rate	Maturity
$20,000	$—	8%	In default
$20,000	$20,000	8%	In default
$10,000	$10,000	8%	In default
$20,000	$20,000	8%	In default
$49,970	$49,970	12%	In default
$10,000	$10,000	Non-interest bearing	In default
$20,000	$20,000	8%	December 31, 2015
$10,988	$—	Non-interest bearing	In default
$20,000	$—	8%	In default
$—	$20,000	8%	In default
$180,958	$149,970

Payment on notes payable was $23,488, $27,500 and $24,012 for the period from October 25, 2014 to July 31, 2015, for the period from August 1 to October 24, 2014 and for the twelve months ended July 31, 2014 respectively.

Avanzar Line of Credit

On May 27, 2014, Avanzar signed a line of credit with BFS West Capital for a principal amount of $168,000 payable over 15 months and matures in August, 2015 and $134,190 is outstanding as of July 31, 2014.  As of July 31, 2015, $12,660 is outstanding. The current interest rate is 50.65% per annum. The company repaid $90,063 during the period from October 25, 2014 to July 31, 2015 and repaid $31,467 from the period from August 1, 2014 to October 24, 2014.

12. Common Stock

On August 5, 2014, we effectuated an increase in our authorized shares of common stock from 2,500,000,000 to 3,500,000,000.  On October 2, 2015, the Company effected a 100 for 1 reverse stock split decreasing authorized shares of common stock from 3,500,000,000 to 250,000,000 and as a result the issued and outstanding share of common stock decreased from 3,496,233,557 to 34,962,336 and decreasing the issued and outstanding shares of Class A Preferred from 15,000,000 to 150,000. All shares amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

Prior to the Acquisition of Avanzar on October 24, 2014, the Company had issued the below shares during the period August 1, 2014 to October 24, 2014.

During the period from August 1, 2014 to October 24, 2014, the Company issued 3,535,975 common shares for the conversion of $156,785 convertible promissory notes along with $10,646 of accrued interset.  These notes converted at conversion rates between $0.025 and $0.26.

During the period from August 1, 2014 to October 24, 2014, the Company issued 317,500 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $252,900 and was expensed as stock compensation.

Subsequent to the Acquisition of Avanzar on October 24, 2014, the Company had issued the below shares during the period from October 25, 2014 to July 31, 2015.

On January 6, 2015, the Company exchanged 60,000 shares of Series B Preferred for 300,000 shares of common stock.

On January 6, 2015, the Company exchanged 207,000 shares of Series B Preferred for 1,035,000 shares of common stock.

On January 28, 2015, the Company issued 60,000 common shares to settle debt and interest of $27,747 and recorded a loss of $23,253.

On January 30, 2015, the Company exchanged 100,000 shares of Series B Preferred for 500,000 shares of common stock.

On February 26, 2015, the Company exchanged 132,000 shares of Series B Preferred for 660,000 shares of common stock.

On April 2, 2015, the Company exchanged 60,000 shares of Series B Preferred for 300,000 shares of common stock. See note 11.

On April 27, 2015, the Company exchanged 50,000 shares of Series B Preferred for 250,000 shares of common stock.

During the period October 25, 2014 to July 31, 2015, the Company issued 30,000 common shares for consulting services.  The shares vested immediately. The fair value of these shares was determined to be $29,125 and was expensed as stock compensation.

During the period October 25, 2014 to July 31, 2015, the Company issued, 3,539,580 common shares for the conversion of $365,524 convertible promissory notes along with $21,036 of accrued interest.  These notes converted at conversion rates between $0.025 and $0.23. See note 10.

13. Preferred Stock

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

On May 29, 2014, the Company filed a Certificate of Designations for the creation of a class of Series B Preferred Stock with the Nevada Secretary of State.  The number of shares constituting Series B Preferred is 2,000,000. The stated value is $10.00 per share.  The holders of the Series B Preferred are also entitled to a liquidation preference equal to the stated value plus all accrued and unpaid dividends. Each share of Series B Preferred is convertible into 5 shares of common stock; however the conversion price is subject to adjustment. Holders of shares of Series B Preferred vote together with the common stock as a single class and each holder of Series B Preferred shall be entitled to 5 votes for each share of Common Stock into which such shares of Series B Preferred held by them could be converted. The Company has the right to redeem the shares of Series B Preferred at any time after the date of issuance at a per share price equal to 125% of the stated value.

Dividends

The Series B Shares accrue dividends at the rate per annum equal to 8% of the Stated Value which initially is ten dollars per share payable in cash; provided that after an initial public offering of the Company’s common stock the dividends may be paid at the option of the Company in cash or additional shares of common stock.

Conversion

Each Series B Share (together with any accrued but unpaid dividends thereon) is convertible into shares of Common Stock at the option of the holder at any time at a conversion price per share equal to the sum of the Stated Value a divided by the Conversion Price, subject to adjustment as described below. The initial Conversion Price is equal to $2.00.  The Series B Shares automatically convert to common stock immediately prior to the closing of a firmly underwritten public offering for gross offering proceeds of at least $10,000,000 or upon the consent of two-thirds of the holders of Series B Shares.

Redemption

The Company has the right to redeem the Series B Shares at any time at a price per share equal to the Stated Value multiplied by 125%

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

On September 10, 2014, the Company issued 500,000 Class B convertible preferred shares to its Chief Executive Officer valued at $0.62 or$1,550,000. The Company recognized this as compensation and will amortize this over the duration of the employment agreement which ends on July 31, 2019. On January 7, 2015, the Company and the CEO exchanged these shares and all accrued dividends for 250,000 Class C convertible preferred shares. The total expense for the period October 25, 2014 to July 31, 2015 is $307,919.

On September 10, 2014, the Company issued 500,000 Class B convertible preferred shares to its Chief Financial Officer valued at $0.62 or $1,550,000. The Company recognized this as compensation and will amortize this over the duration of the employment agreement which ends on July 31, 2019. On January 7, 2015, the Company and the CFO exchanged these shares and all accrued dividends for 250,000 Class C convertible preferred shares. The total expense for the period October 25, 2014 to July 31, 2015 is $307,919.

During the period October 25, 2014 to July 31, 2015, the Company converted $854,504 of principal and interest of the line of credit into 489,000 Series B Preferred shares and recorded a loss of $792,046 due the difference between the fair market value of $1,646,550 and note and interested converted to settle the debt respectively. See note 11.

On March 24, 2015, the Company issued 20,000 shares of Class B Preferred stock for consulting services which were expensed as consulting services for $65,000.

On April 30, 2015, the Company issued 29,809 shares of Class B Preferred stock in exchange for dividends payable to Series B shareholders in the amount of $298,061.

On January 7, 2015, the Company filed a Certificate of Designations for the creation of a class of Series C Preferred Stock with the Nevada Secretary of State.  The number of shares constituting Series C Preferred is 1,000,000. The stated value is $20.00 per share.  The holders of the Series C Preferred are also entitled to a liquidation preference equal to the stated value plus all accrued and unpaid dividends. Each share of Series C Preferred is convertible into 10 shares of common stock; however the conversion price is subject to adjustment. Holders of shares of Series C Preferred vote together with the common stock as a single class and each holder of Series C Preferred shall be entitled to 5 votes for each share of Common Stock into which such shares of Series C Preferred held by them could be converted. The Company has the right to redeem the shares of Series C Preferred at any time after the date of issuance at a per share price equal to 125% of the stated value.

Conversion

Each Series C Share (together with any accrued but unpaid dividends thereon) is convertible into shares of Common Stock at the option of the holder at any time at a conversion price per share equal to the sum of the Stated Value a divided by the Conversion Price, subject to adjustment as described below. The initial Conversion Price is equal to $2.00.

Redemption

The Company has the right to redeem the Series C Shares at any time at a price per share equal to the Stated Value multiplied by 125%.

Liquidation

In the event of a liquidation, dissolution or winding up of the Company and other Liquidation Events as defined in the Certificate of Designations, holders of Series C Shares are entitled to receive from proceeds remaining after distribution to the Company’s creditors and prior to the distribution to holders of Common Stock but junior to the Series A Preferred Stock the (x) Stated Value (as adjusted for any stock splits, stock dividends, reorganizations, recapitalizations and the like) held by such holder and (y) all accrued but unpaid dividends on such shares.

 Anti-Dilution

The Series C Shares are entitled to weighted average anti-dilution protection under certain circumstances specified in the Certificate of Designations.

Voting

Except as otherwise required by law and except as set forth below, holders of Series C Shares will, on an as-converted basis, vote together with the Common Stock as a single class.  Each holder of Series C Shares is entitled to cast the number of votes equal to five times the number of shares of Common Stock into which such shares of Series C Shares could be converted at the record date for determining stockholders entitled to vote at the meeting.

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

On July 31, 2015, Athena exercised Second Purchase Option to acquire an additional twenty-four percent (24%) of Avanzar. The consideration payable to the existing members of Avanzar for the Second Purchase Option to be acquired shall be an aggregate of One Million Seventy Hundred Fifty Thousand Dollars ($1,750,000). The company issued 336,543 shares of its Class C Preferred stock pursuant to the exercise of the Second Purchase Option to the six (6) existing members of Avanzar.

During the period October 25, 2014 to July 31, 2015, the Company had $113,387 in preferred dividends.

14. Related Party Transactions

As of July 31, 2015, the Company owes its current Chief Executive Officer $238,911 ($13,911 – pre-merger July 31, 2014) in accrued salary ($18,750 per month) and $181,044 ($3,178 – pre-merger July 31, 2014) for advances made to the Company. The Company owes its current Chief Financial Officer $33,750 ($2,500 – pre-merger July 31, 2014) in accrued salary ($12,500 per month.  The advances are due on demand and non interest bearing.

As of July 31, 2015 and 2014, the Company owes one of its members $23,170 and $15,383, respectively, for advances made to the Company. For the periods October 25, 2014 to July 31, 2015, August 1, 2014 to October 24, 2014 and for the year ended July 31, 2014, the Company repaid its members $30,940, $3,250 and $66,300, respectively. For the periods October 25, 2014 to July 31, 2015, August 1, 2014 to October 24, 2014 and the year ended July 31, 2014, the members contributed $0, $30,000 and $70,753, respectively.

15. Commitments

Capital Leases

We have a capital leases for property and equipment through our subsidiary Avanzar.  At July 31, 2015, total future minimum payments on our capital lease were as follows:

2016	$22,080
2017	1,758
Total	$23,838

Operating Leases

We have an operating lease for Arizona office.  At July 31, 2015, total future minimum payments on our operating lease were as follows:

2016	$25,693
2017	26,717
2018	2,308
Total	$54,718

Employment Agreements

In accordance with the terms of the employment agreement entered into on September 10, 2014,which was amended on September 2, 2015, Mr. Vanis was appointed to serve as our Chief Executive Officer, Secretary, President and Chairman of the Board of Directors. Mr. Vanis receives a salary of $225,000 per annum beginning on July 9, 2014.  If revenues exceed $25 million, then Mr. Vanis’ salary will be increased to $450,000 per annum.  If revenues exceed $50 million, then Mr. Vanis’ salary will be increased to $675,000 per annum.

Mr. Vanis was issued 500,000 shares of Series B Preferred stock, upon the effective date of the agreement of which 500,000 shares and all accrued dividends were exchanged for 250,000 Series C Preferred Stock on January 7, 2015.

On September 2, 2015, we executed an amendment to the exclusive employment agreement with V, Scott Vanis, our Chief Executive Officer, Secretary, President and Chairman of the Board of Directors. The Five Hundred Thousand (500,000) shares of Preferred B Stock, subsequently exchanged for Two Hundred Fifty Thousand (250,000) shares Preferred C Stock on January 7, 2015, vest as of July 31, 2017.

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

In accordance with the terms of the employment agreement entered into on September 10, 2014, which was amended on September 2, 2015, Mr. Messina was appointed to serve as our Chief Financial Officer, and Treasurer. Mr. Messina receives a salary of $150,000 per annum beginning on July 1, 2014.  If revenues exceed $25 million, then Mr. Messina’s salary will be increased to $300,000 per annum.  If revenues exceed $50 million, then Mr. Messina’s salary will be increased to $450,000 per annum.

Mr. Messina was issued 500,000 shares of Series B Preferred stock, upon the effective date of the agreement of which 500,000 shares and all accrued dividends were exchanged for 250,000 Series C Preferred Stock on January 7, 2015.

On September 2, 2015, we executed an amendment to the exclusive employment agreement with Sam J Messina III, our Chief Financial Officer, Treasurer and a member of the Board of Directors. The Five Hundred Thousand (500,000) shares of Preferred B Stock, subsequently exchanged for Two Hundred Fifty Thousand (250,000) shares Preferred C Stock on January 7, 2015, vest as of July 31, 2017.

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

16. Noncontolling Interest

The Company owns 70.3% of its subsidiary Athena.  The remaining 29.7% is owned by unrelated third parties.   Athena owns 75% equity interest of Avanzar Sales and Distribution, LLC.  The net loss attributable to noncontrolling interest for the period October 25, 2014 to July 31, 2015 was $1,332,264.

17. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $8,000,000, which begins expiring in 2028. The Company has adopted ASC

740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years. The Predecessor is treated as a partnership for tax purposes. Therefore, no provision or liability for federal income taxes has been included in the financial statements.

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2015 and 2014, after applying enacted corporate income tax rates, are as follows:

	July 31, 2015 (Successor)	July 31, 2014 (Predecessor)
Deferred income tax asset
Net operating loss carry forward	$2,800,000	$—
Valuation allowance	(2,800,000)	—
Net deferred tax assets	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

18.  Sale of Discontinued Operations

On May 5, 2015, effective April 30, 2015, the Company entered into a Securities Purchase Agreement (the "Agreement") with MSF International, Inc. a Belize corporation ("MSF") for the sale to the Purchaser of all the Company's rights and title and interest in its (i) Chiligatoro Hydro-Electric Project and its earned interest therein; (ii) Iscan Hydro-Electric Project and its 10% royalty interest therein; and (iii) its Sayab Wind Project and its 6% royalty interest therein (the “Assets”) .The purchase price consists of the assumption of Thirty Two Thousand Six Hundred Forty-Two US Dollars ($32,642) of certain accounts payable of the Company and a note in the principal amount of Six Hundred Eighty Two Thousand Eight Hundred Fifty US Dollars ($682,850) Dollars, accruing interest at a rate of 5% per annum, with interest payable quarterly commencing September 1, 2015 and the principal balance thereof and accrued and unpaid interest due and payable twelve (12) months after the date of its closing. On September 2, 2015, the Company and MSF entered into a Mutual Release and Settlement Agreement for the Pledge and Security Agreement dated May 5, 2015. MSF pledged 50 shares, or approximately five percent (5%), of Athena owned by MSF in exchange for a promissory note in the Amount of Six Hundred Eighty-Two Thousand Six Hundred Forty-Two US Dollars ($682,850). The company recognized an impairment expense of $565,654 on the note receivable and realized a gain on the sale of $149,838 during the period from October 25, 2014 to July 31, 2015. As of July 31, 2015, the note receivable has a balance of $117,196.

19. Subsequent Events

The Company entered into service agreement with The MJ Group for the services in acquiring the trademark of VitaminYogurt. The consideration would be 100,000 shares of Minerco, Inc. restricted common stock.

On August 31, 2015, Minerco obtained the approval of the Amendments to its Articles of Incorporation to (i) change its name to Minerco, Inc., (ii) effect a 1-for-100 reverse stock of its common stock and Series A Preferred Stock, which was effectd on September 29, 2015; and (iii) decrease the number of its authorized shares of common stock from 3,500,000,000 to 250,000,000.

On September 1, 2015, Avanzar acquired loan with a secured promissory note to BFS West Capital through Chase bank with the Principal amount of $125,000 and Repayment amount of $177,500. The factor rate is 1.42.

On September 2, 2015, the Company and MSF entered into a Mutual Release and Settlement Agreement for the Pledge and Security Agreement dated May 5, 2015. MSF pledged 50 shares, or approximately five percent (5%), of Athena owned by MSF in exchange for a promissory note in the Amount of Six Hundred Eighty-Two Thousand Six Hundred Forty-Two US Dollars ($682,850).

On September 4, 2015, the Company changed the name of its subsidiary from Level 5 Beverage Company, Inc. to Athena Brands, Inc.

On September 9, 2015, the Company agreed to settle a portion of the amount due in the amount of $20,000 by issuing 32,000 shares of Minerco’s Series ‘B’ Preferred shares. The remaining balance after this transaction will be the $5,000 due for August, 2015.

On September 28, 2015, Minerco Resources, Inc. ("Minerco") and MSF International, Inc. ("MSF"), effective August 1, 2015, entered into a Exchange Agreement whereby MSF exchanged 50 shares, or approximately five percent (5%), of Athena Brands, Inc. ("Athena") owned by MSF in exchange for 400,000 shares of the Company's Class B Preferred Stock.

On September 28, 2015, Minerco, Inc., through its subsidiary Athena Brands, Inc. ("Buyer"), and VitaminFIZZ Brands, LP ("Seller") entered into an Asset Purchase Agreement for the VitaminFIZZ Brand to purchase certain intellectual property and tangible assets from the Seller including but not limited to the trademark "VitaminFIZZ," formulation, website, design logos and other trade secrets relating to the VitaminFIZZ Brand for a purchase price of $300,000 which includes a credit for monies contributed to the Brand and the assumption of certain debts payable in 4 installments over 120 days.

On October 1, 2015, Minerco, Inc. ("Minerco"), formerly Minerco Resources, Inc., and Eco Processing, LLC ("Eco"), entered into a Exchange Agreement whereby Eco exchanged 15 shares, or approximately one and half percent (1.5%), of Athena Brands, Inc. ("Athena") owned by Eco in exchange for 150,000 shares of the Company's Class B Preferred Stock.

On October 2, 2015, we issued 1,250,000 common shares in one (1) transaction upon the exchange of $75,000 in debt exchange agreement under the line of credit with Post Oak, LLC.

On October 2, 2015, we issued 1,725,000 common shares in one (1) transaction upon the exchange of $75,000 in debt exchange agreement under the line of credit with Post Oak, LLC.

On October 7, 2015, MSF converted 80,000 shares of Preferred B stock into 400,000 shares of common stock.

On October 9, 2015, we issued 307,757 common shares in one (1) transaction upon conversion of a convertible promissory note dated October 22, 2014.

On October 9, 2015, we issued 1,176,471 common shares in one (1) transaction upon the exchange of$50,000 in debt exchange agreement under the line of credit with Post Oak, LLC.

On October 20, 2015, we issued 308,446 common shares in one (1) transaction upon conversion of a convertible promissory note dated October 22, 2014.

On October 28, 2015, we issued 527,471 common shares in one (1) transaction upon conversion of a convertible promissory note dated October 22, 2014.

On November 5, 2015, we issued 1,995,000 common shares in one (1) transaction upon the exchange of $43,890 in debt exchange agreement under the line of credit with Post Oak, LLC.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to July 31, 2015, included in this report have been audited by Malone Bailey LLP as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to identified material weaknesses.  Inasmuch as we only have two individuals serving as our officers, and employees we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of July 31, 2015, the Company’s internal control over financial reporting was not effective based on those criteria due to identified material weaknesses. Inasmuch as we only have two individuals serving as our Chief Executive Officer and Chief Financial Officer we have determined that the Company has, inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to accounts receivable allowance, write off of inventory and write-off of intangible assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This annual report does not include an attestation report of our registered public accountant regarding internal control over financial reporting.  Managements’ report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

V. Scott Vanis and Sam J Messina III are our directors.  Our directors serve until his or her successor is elected and qualified. Officers are elected by the board of directors and serve until their successor is duly appointed, or until he or she resigns. We have no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and sole director is set forth below:

Name and Address	Age	Position(s)
V. Scott Vanis	38	Chairman of the Board of Directors, Chief Executive Officer, President and Secretary
Sam J Messina III	36	Member of the Board of Directors, Chief Financial Officer, and Treasurer
William Juarez, Jr	51	President of Avanzar Sales and Distribution, LLC

Background of officers and directors

V Scott Vanis, Chairman of the Board of Directors

From March 23, 2010 to September 21, 2012, V. Scott Vanis served as our President, Chief Executive Officer, Chief Financial Officer, since July 9, 2014 he has served as our Chief Executive Officer, Secretary, President and Chairman of the Board of Directors and since March 23, 2010 he has served as a member of the Board of Directors. From May of 2007 to the present, Mr. Vanis has served as President of TC Energy International, SA, which provides international finance and acquisition services to energy companies, national oil companies and foreign governments. Mr. Vanis facilitated the identification, acquisition and financing of high-value properties in Latin and South America. From June 2003 to the present Mr. Vanis, has served as President of VSV Resources, LLC providing engineering consulting services to exploration and production companies, energy companies, national oil companies and foreign governments. He specialized in complicated, high risk operational procedures throughout the world. During his tenure with VSV, Mr. Vanis has also served as a liaison consultant to Central American governments to evaluate potential energy reserves and projects in their respective countries. From June of 2001 to June of 2003, Mr. Vanis was a Staff Petroleum Engineer with Pinnacle Technologies, Inc. and from June of 2000 through June of 2001 he served BJ Services, Inc. as a Field Petroleum Engineer.  Mr. Vanis holds of Bachelor of Science in Petroleum Engineering from The University of Tulsa.

Mr. Vanis has extensive public company experience and extensive management experience.     His prior business experience also provides him with a broad understanding of the operational, financial and strategic issues facing public companies.

Sam Messina III, Chief Financial Officer, Treasurer and Member of the Board of Directors

From July 26, 2010 to July 23, 2012 and since July 1, 2014 Mr. Messina has served as our Chief Financial Officer, Treasurer and member of the Board of Directors.  From July 26, 2010 to July 23, 2012, Mr. Messina also served as our Secretary.  From June 2012 to July 2014, Mr. Messina worked at Workiva, LLC formerly known as Webfilings, LLC in their Professional Services Team.  Mr. Messina worked at Alternative Energy Development Corporation (ADEC:OTCBB) as Chief Financial Officer and Director from November 2009 to September 2010. He previously worked at Qualcomm, Inc. (QCOM:NASD) at various roles within their accounting and finance team from October 2006 to November 2009.  Prior to that Mr. Messina served as the Chief Financial Officer of Pop3 Media Corp. (POPT:OTCBB) from July 2004 to July 2006.  Mr. Messina holds a B.A. degree in Finance from the Loyola University Chicago and is a Certified Public Accountant in the State of California.  Mr. Messina filed a Chapter 7 bankruptcy on October 26, 2012 which was subsequently discharged on February 22, 2013.

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

Mr. Vanis is paid a salary of $225,000 per annum beginning on July 9, 2014.  If revenues exceed $25 million, then Mr. Vanis’ salary will be increased to $450,000 per annum.  If revenues exceed $50 million, then Mr. Vanis’ salary will be increased to $675,000 per annum.

Mr. Vanis was issued 500,000 shares of Series B Preferred stock, upon the effective date of the agreement of which 500,000 shares and all accrued dividends were exchanged for 250,000 Series C Preferred Stock on January 7, 2015.

On September 2, 2015, we executed an amendment to the exclusive employment agreement with V, Scott Vanis, our Chief Executive Officer, Secretary, President and Chairman of the Board of Directors. The Five Hundred Thousand (500,000) shares of Preferred B Stock, subsequently exchanged for Two Hundred Fifty Thousand (250,000) shares Preferred C Stock on January 7, 2015, shall vest as of July 31, 2017.

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

On September 2, 2015, we executed an amendment to the exclusive employment agreement with Sam J Messina III, our Chief Financial Officer, Treasurer and a member of the Board of Directors. The Five Hundred Thousand (500,000) shares of Preferred B Stock, subsequently exchanged for Two Hundred Fifty Thousand (250,000) shares Preferred C Stock on January 7, 2015, shall vest as of July 31, 2017.

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

Audit Committee Financial Expert and Independence

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.  Although ours securities are not listed on the Nasdaq, when determining independence we use the Nasdaq definition of independence. Neither member of our board of directors is independent. Our board member are not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. The board of directors believes that its members are financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. The board of directors believes that its board is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed on our website at www.minerco.com.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended July 31, 2015, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

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

Summary Compensation Table
							Equity	Deferred	All
Name							Incentive	Compensa-	Other
And				Stock		Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards		Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)		(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
John Powers, (former)	2015	79,500	—	—		—	—	—	—	$79,500
CEO, President	2014	79,500	—	27,750		—	—	—	—	$43,250
V. Scott Vanis, Chairman	2015	225,000	—	351,705	(1)	—	—	—	—	576,705
President, CEO, Secretary	2014	13,911	—	—		—	—	—	—	13,911
Sam Messina III	2015	150,000	—	351,705	(2)	—	—	—	—	501,705
CFO, Treasurer	2014	12,500	—	—		—	—	—	—	12,500
William Juarez, Jr,	2015	56,986	—	7,980		—	—	—	—	64,966
President of Avanzar	2014	—	—	—		—	—	—	—	—

(1)	Mr. Vanis accrued all of his salary and his stock awards do not vest until July 31, 2017.

(2)	Mr. Messina accrued $33,750 of his salary and his stock awards do not vest until July 31, 2017.

* The addresses of each of the executive officers is c/o 800 Bering Drive, Suite 201, Houston, Texas 77057.

The Company did not award any stock options or SAR grants, as of July 31, 2015.

The following table sets forth the compensation paid by us from to our directors for the year ending July 31, 2015.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation
Fees
	Earned				Nonqualified
	Or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
V. Scott Vanis	—	—	—	—	—	—	—
Sam J Messina III	—	—	—	—	—	—	—
Our directors do not receive any compensation for serving as a member of the board of directors.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

None

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of common shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The share calculations are based upon 42,720,518 shares of common stock outstanding as of November 11, 2015. The total voting power is based on 108,692,893 votes, which includes 150,000 shares of the Series A Preferred Stock entitled to 15,000,000 votes( 100 votes per share); 365,809 shares of the Series B Preferred Stock entitled to 9,145,225 votes (25 votes per share)and 836,543 shares of the Series C Preferred Stock entitled to 41,827,150 votes (50 votes per share).

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership	Voting Power [4]
V. Scott Vanis [1]	31,033,552	42.5%	28.6%
Sam J Messina III [2]	12,500,000	22.6%	11.5%
William Juarez, Jr. [3]	5,774,750	11.9%	5.3%
All Officers and Directors as a Group	49,308,302	53.98%	45.4%

[1]           V. Scott Vanis is our Chairman of the Board of Directors and our Chief Executive Officer, President and Secretary. Includes 720,401 shares for common stock, of which 620,000 shares are held by Vanis Education Trust. Includes 150,000 shares of Class A Convertible Preferred stock that is entitled to 100 votes per share (an aggregate of 15,000,000 votes) and converts to common stock at a ratio of 10 to 1.  Also Includes 112,526 shares of Class B Preferred stock that is entitled to 25 votes per share (an aggregate of 2,813,150 votes) and converts to common stock at a ratio of 5 to 1. Also Includes 250,000 shares of Class C Preferred stock that is entitled to 50 votes per share (an aggregate of 12,500,000 votes) and converts to common stock at a ratio of 10 to 1.

[2]           Sam J Messina III is a member of the Board of Directors and our Chief Financial Officer and Treasurer. Includes 250,000 shares of Class C Preferred stock that is entitled to 50 votes per share (an aggregate of 12,500,000 votes) and converts to common stock at a ratio of 10 to 1.

[3]          William Juarez, Jr. is the President of Avanzar. Includes 115,495 shares of Class C Preferred stock that is entitled to 50 votes per share (an aggregate of 5,774,750 votes) and converts to common stock at a ratio of 10 to 1.

[4]           Based on 108,692,893 votes including 42,720,518 shares of common stock, 15,000,000 Class A Convertible Preferred stock votes, 10,607,725 Class B Preferred Stock votes and 41,827,150 Class C Preferred Stock votes.

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

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
V. Scott Vanis [1]	150,000	100.00%
All Officers and Directors as a Group	150,000	100.0

[1]           V. Scott Vanis is our Chairman of the Board of Directors, President, CEO and Secretary.

The following table sets forth, as of the date of this report, the total number of Class B Preferred shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The Class B Preferred shares are entitled to 25 votes per share and convert to common shares at a ratio of 5 to 1.  The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
V. Scott Vanis [1]	112,526	26.5%
All Officers and Directors as a Group	112,526	26.5%

[1]           V. Scott Vanis is our Chairman of the Board of Directors, President, CEO and Secretary.

The following table sets forth, as of the date of this report, the total number of Class C Preferred shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The Class C Preferred shares are entitled to 50 votes per share and convert to common shares at a ratio of 10 to 1.  The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
V. Scott Vanis [1]	250,000	29.9%
Sam J Messina III [2]	250,000	29.9%
William Juarez, Jr. [3]	115,495	13.8%
All Officers and Directors as a Group	615,495	73.6%

[1]           V. Scott Vanis is our Chairman of the Board of Directors, President, CEO and Secretary.

[2]           Sam J Messina III is a member of our Board of Directors and CFO and Treasurer.

[3]           William Juarez, Jr. is the President of Avanzar Sales and Distribution, LLC.

ITEM 13.      CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

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

2015	$93,500	Malone Bailey LLP

2014	$46,494	Malone Bailey LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	65,128	Malone Bailey LLP

2014	—	Malone Bailey LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	10,688	WP Uniak and CPA,

2014	—

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	—	Malone Bailey LLP

2014	—	Malone Bailey LLP

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

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	12/10/2008	3.1
3.2	Bylaws.	S-1	12/10/2008	3.2
3.3	Amendment to Articles of Incorporation	8-K	1/13/2011	3.1
4.1	Instrument Defining the Rights of Shareholders – Form of Share Certificate	S-1	12/10/2008	4
10.1	Employment Agreement with V. Scott Vanis dated September 10, 2014	10-K	11/7/2014	10.5
10.2	Employment Agreement with Sam J Messina III dated September 10, 2014	10-K	11/7/2014	10.5
10.3	Key Employee and Distributor Incentive Plan	10-K	11/7/2014	10.5
10.4	Membership Interest Purchase Agreement for Avanzar Sales and Distribution, LLC dated October 24, 2014	8-K	10/24/2014	10.10
10.5	Convertible Promissory Note with Union Capital, LLC, dated October 22, 2014	10-Q	12/22/2014	10.50
10.6	Convertible Redeemable Promissory Note with Union Capital, LLC, dated October 22, 2014	10-Q	12/22/2014	10.60
10.7	UK – Exclusive Territory Distribution Agreement	8-K	11/5/2014	10.10
10.8	Sales and Marketing Agreement with Advantage Sales and Marketing, LLC	8-K	12/10/2014	10.1
10.9	Exchange Agreement, Minerco – Vanis, dated January 7, 2015	8-K	1/8/2015	10.1
10.10	Exchange Agreement Minerco – Messina, dated January 7, 2015	8-K	1/8/2015	10.2
10.11	Certificate of Designations for Series C Preferred Stock	8-K/A	1/13/2015	10.3
10.12	Termination and Mutual Release of Sales Commission Agreement with Anthony Skinner, dated January 6, 2015	8-K	1/8/2015	10.4
10.13	Brand License Agreement, dated February 6, 2015	8-K	2/9/2015	10.1
10.14	Notice of Exercise of Initial Purchase Option	8-K	3/26/2015	10.1
10.15	Amendment of Line of Credit with Post Oak, LLC dated April 1, 2015	8-K	4/7/2015	10.1
10.16	Limited Partnership Interest Purchase Agreement, Big Red, Inc.	8-K	4/27/2015	10.1
10.17	Assignment Agreement, Big Red, Inc. to Level 5	8-K	4/27/2015	10.2
10.18	Limited Partnership Interest Purchase Agreement, Power Brands International, LLC	8-K	4/27/2015	10.3

10.19	Assignment Agreement, PBI to Level 5	8-K	4/27/2015	10.4
10.20	Notice of Exercise of Second Purchase Option	8-K	5/6/2015	10.1
10.21	Securities Purchase Agreement	8-K	5/8/2015	10.1
10.22	Exchange Agreement, Ann Powers	8-K	5/8/2015	10.2
10.23	Exchange Agreement, John Powers	8-K	5/8/2015	10.3
10.24	Exchange Agreement, LOMA Management Partners, LLC	8-K	5/8/2015	10.4
10.25	Exchange Agreement, MSF International Inc.	8-K	5/8/2015	10.5
10.26	Exchange Agreement, Vanis	8-K	5/8/2015	10.6
10.27	Termination of Brand License Agreement	8-K	5/26/2015	10.2
10.28	Mutual Release and Settlement Agreement	8-K	9/3/2015	10.1
10.29	Amendment to Employment Agreement with V. Scott Vanis dated September 2, 2015	8-K	9/3/2015	10.2
10.30	Amendment to Employment Agreement with Sam J Messina III dated September 2, 2015	8-K	9/3/2015	10.3
10.31	Exchange Agreement dated September 28, 2015	8-K	10/2/2015	10.1
10.32	Certificate of Amendment	8-K	10/2/2015	10.2
10.33	Asset Purchase Agreement dated September 28, 2015	8-K	10/5/2015	10.1
14.10	Amended Code of Ethics	8-K	3/23/2015	14.1
31.10	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.20	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.10	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.20	Certification of Prinicipal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
EX-101.INS	XBRL INSTANCE DOCUMENT				X
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				X
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFNITION LINKBASE				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of November, 2014.

Minerco Inc.

BY:	/s/ V. Scott Vanis
V. Scott Vanis, President, Principal Executive Officer, Secretary and Treasurer

Minerco Inc.

BY:	/s/ Sam J Messina III
Sam J Messina III, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ V. Scott Vanis	Director	November 12, 2015
V. Scott Vanis

/s/ Sam J Messina III	Director	November 12, 2015
Sam J Messina III

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	12/10/2008	3.1
3.2	Bylaws.	S-1	12/10/2008	3.2
3.3	Amendment to Articles of Incorporation	8-K	1/13/2011	3.1
4.1	Instrument Defining the Rights of Shareholders – Form of Share Certificate	S-1	12/10/2008	4
10.1	Employment Agreement with V. Scott Vanis dated September 10, 2014	10-K	11/7/2014	10.5
10.2	Employment Agreement with Sam J Messina III dated September 10, 2014	10-K	11/7/2014	10.5
10.3	Key Employee and Distributor Incentive Plan	10-K	11/7/2014	10.5
10.4	Membership Interest Purchase Agreement for Avanzar Sales and Distribution, LLC dated October 24, 2014	8-K	10/24/2014	10.10
10.5	Convertible Promissory Note with Union Capital, LLC, dated October 22, 2014	10-Q	12/22/2014	10.50
10.6	Convertible Redeemable Promissory Note with Union Capital, LLC, dated October 22, 2014	10-Q	12/22/2014	10.60
10.7	UK – Exclusive Territory Distribution Agreement	8-K	11/5/2014	10.10
10.8	Sales and Marketing Agreement with Advantage Sales and Marketing, LLC	8-K	12/10/2014	10.1
10.9	Exchange Agreement, Minerco – Vanis, dated January 7, 2015	8-K	1/8/2015	10.1
10.10	Exchange Agreement Minerco – Messina, dated January 7, 2015	8-K	1/8/2015	10.2
10.11	Certificate of Designations for Series C Preferred Stock	8-K/A	1/13/2015	10.3
10.12	Termination and Mutual Release of Sales Commission Agreement with Anthony Skinner, dated January 6, 2015	8-K	1/8/2015	10.4
10.13	Brand License Agreement, dated February 6, 2015	8-K	2/9/2015	10.1
10.14	Notice of Exercise of Initial Purchase Option	8-K	3/26/2015	10.1
10.15	Amendment of Line of Credit with Post Oak, LLC dated April 1, 2015	8-K	4/7/2015	10.1
10.16	Limited Partnership Interest Purchase Agreement, Big Red, Inc.	8-K	4/27/2015	10.1
10.17	Assignment Agreement, Big Red, Inc. to Level 5	8-K	4/27/2015	10.2
10.18	Limited Partnership Interest Purchase Agreement, Power Brands International, LLC	8-K	4/27/2015	10.3
10.19	Assignment Agreement, PBI to Level 5	8-K	4/27/2015	10.4
10.20	Notice of Exercise of Second Purchase Option	8-K	5/6/2015	10.1
10.21	Securities Purchase Agreement	8-K	5/8/2015	10.1
10.22	Exchange Agreement, Ann Powers	8-K	5/8/2015	10.2
10.23	Exchange Agreement, John Powers	8-K	5/8/2015	10.3

10.24	Exchange Agreement, LOMA Management Partners, LLC	8-K	5/8/2015	10.4
10.25	Exchange Agreement, MSF International Inc.	8-K	5/8/2015	10.5
10.26	Exchange Agreement, Vanis	8-K	5/8/2015	10.6
10.27	Termination of Brand License Agreement	8-K	5/26/2015	10.2
10.28	Mutual Release and Settlement Agreement	8-K	9/3/2015	10.1
10.29	Amendment to Employment Agreement with V. Scott Vanis dated September 2, 2015	8-K	9/3/2015	10.2
10.30	Amendment to Employment Agreement with Sam J Messina III dated September 2, 2015	8-K	9/3/2015	10.3
10.31	Exchange Agreement dated September 28, 2015	8-K	10/2/2015	10.1
10.32	Certificate of Amendment	8-K	10/2/2015	10.2
10.33	Asset Purchase Agreement dated September 28, 2015	8-K	10/5/2015	10.1
14.10	Amended Code of Ethics	8-K	3/23/2015	14.1
31.10	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.20	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.10	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.20	Certification of Prinicipal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
EX-101.INS	XBRL INSTANCE DOCUMENT				X
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				X
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFNITION LINKBASE				X