Form 10-Q
period 2016-01-31
Minerco, Inc.
filed 2016-03-21
CIK 1451514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

As of March 21, 2016 the registrant had 80,838,717 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim financial statements of Minerco, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Index
Consolidated Balance Sheets (unaudited)	4
Consolidated Statements of Operations and Comprehensive Loss (unaudited)	6
Consolidated Statements of Cash Flows (unaudited)	7
Consolidated Notes to the Unaudited Financial Statements	8

Minerco, Inc.
Consolidated Balance Sheets
(unaudited)

	January 31, 2016	July 31, 2015
ASSETS
Cash	$345	$7,258
Accounts Receivable, Net	148,197	128,029
Inventory	187,875	304,746
Prepaid Expenses	4,896	5,896
Notes Receivable, Current	—	117,196
Current Assets	341,313	563,125
Other Assets
Property and Equipment, net	100,700	112,360
Prepaid Expenses, Noncurrent	—	250,000
Goodwill	607,891	607,891
Customer Relationships, net	144,198	148,077
Intangible Assets, net	380,417	98,048
Total Assets	$1,574,519	$1,779,501
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,788,836	$2,460,186
Note Payable, net of unamortized discount $18,360 and $0	149,970	149,970
Accounts Payable – Related Party	509,677	453,705
Convertible debt, net unamortized discount $790,458 and $204,036	133,989	89,690
Capital Lease Obligations, Current	5,169	22,080
Line of Credit	89,707	12,660
Derivative liabilities	1,300,242	352,587
Short term Debt	1,990,308	2,175,000
Total Current Liabilities	6,967,898	5,715,878
Capital Lease Obligations, Noncurrent	—	1,758
Total Liabilities	6,967,898	5,717,636
Stockholders’ Deficit

Series A Convertible Preferred stock, $0.001 par value, 15,000,000 shares authorized, 150,000 outstanding at January 31, 2016 and at July 31, 2015	150	150
Series B Convertible Preferred stock, $0.001 par value, 2,000,000 shares authorized, 974,309 and 365,809 outstanding at January 31, 2016 and at July 31, 2015	974	366
Series C Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized, 836,543 outstanding at January 31, 2016 and at July 31, 2015	837	837
Common stock, $0.001 par value, 250,000,000 shares authorized, 62,146,225 and 34,962,336 outstanding at January 31, 2016 and at July 31, 2015	62,147	34,963
Additional paid-in capital	27,199,543	25,748,411
Accumulated deficit	(31,140,648)	(28,128,489)
Total Minerco stockholders’ Deficit	(3,876,997)	(2,343,762)
Noncontrolling Interest	(1,516,382)	(1,594,373)
Total Stockholders’ Deficit	(5,393,379)	(3,938,135)
Total Liabilities and Stockholders’ Deficit	$1,574,519	$1,779,501

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended January 31, 2016 (Successor)	Six Months Ended January 31, 2016 (Successor)	Three Months Ended January 31, 2015 (Successor)	October 25, 2014 through January 31, 2015 (Successor)	August 1, 2014 Through October 24, 2014 (Predecessor)
Sales:
Products	$196,021	$450,534	$696,690	$724,314	$409,803
Services	—	66,000	44,295	44,295	66,000
Total Sales	196,021	516,534	740,985	768,609	475,803
Cost of Goods Sold	160,609	449,085	605,736	626,151	335,197
Gross Profit	35,412	67,449	135,249	142,458	140,606
Selling and Marketing	11,000	58,991	128,376	128,376	—
General and Administrative	792,328	1,670,403	1,010,364	1,038,415	272,959
Total Operating Expenses	803,328	1,729,394	1,138,740	1,166,791	272,959
Net Loss from Operations	(767,916)	(1,661,945)	(1,003,491)	(1,024,333)	(132,353)
Other Income (Expenses):
Interest Expense, net	(242,583)	(417,668)	(179,042)	(180,029)	(17,465)
Gain/(Loss) on Derivative Liability	(110,901)	(399,981)	(476,187)	(476,187)	—
Contract Term Fees	—	—	2,000	2,000	—
Gain/(Loss) on Debt for Equity Swap	(187,200)	(364,109)	(462,202)	(462,202)	—
Total Other Expenses	(540,684)	(1,181,758)	(1,115,431)	(1,116,418)	(17,465)
Net loss	(1,308,600)	(2,843,703)	(2,118,922)	(2,140,751)	(149,818)
Net loss attributable to Noncontrolling interest	(42,579)	(138,108)	(162,123)	(176,410)	—
Net loss attributable to Minerco	(1,266,021)	(2,705,595)	(1,956,799)	(1,964,341)	(149,818)
Preferred Stock Dividends	194,328	306,564	(28,107)	(12,985)	—
Net loss attributable to common shareholders	$(1,460,349)	$(3,012,159)	$(1,928,692)	$(1,951,356)	$(149,818)
Total Other Comprehensive Income (Loss)
Unrealized gain (loss) on AFS securities	—	—	(22,275)	(19,294)	9,356
Total Other Comprehensive Income (Loss)	—	—	(22,275)	(19,294)	9,356
Other Comprehensive Income (Loss) attributable to noncontrolling interest	—	—	(18,284)	(15,578)	—
Other Comprehensive Income (Loss) attributable to Minerco	$—	$—	(3,991)	(3,716)	$9,356
Total Comprehensive Income (Loss)	$(1,460,349)	$(3,012,159)	$(1,932,683)	$(1,955,072)	$(140,462)
Net Loss Per Common Share – Basic and Diluted	$(0.03)	$(0.07)	(0.06)	(0.06)	$(0.08)
Weighted Average Common Shares Outstanding	49,538,915	45,132,238	30,245,081	30,081,768	1,680,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Minerco, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months ended January 31, 2016 (Successor)	The Period October 25, 2014 to January 31, 2015(Successor)	The Period August 1, 2014 to October 24, 2014 (Predecessor)
Cash Flows from Operating Activities
Net income (loss) for the period	$(2,843,703)	$(2,140,751)	$(149,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized Gain on AFS	—	(19,294)	(9,356)
Bad Debt Expense	—	—	—
Depreciation and Amortization	19,044	13,500	11,021
Loss on derivative liability	399,981	476,187	—
Stock based compensation - employee	602,992	186,276	—
Stock based compensation - third party	36,668	—	—
Accretion Expense	263,941	115,397	—
Loss on debt for equity exchange	364,109	462,202	—
Changes in operating assets and liabilities:
Accounts receivable	(20,168)	(530,854)	(125,038)
Inventory	116,871	(34,797)	166,736
Prepaid expenses and other current assets	1,000	16,610	—
Accounts payable	(8,138)	(61,628)	(5,016)
Investments	—	19,293	9,355
Accounts payable - related parties	55,972	442,250	—
Accrued expenses	92,472	545,457	—
Net Cash Used in Operating Activities	(918,959)	(510,152)	(102,116)

Cash Flow from Investing Activities
Cash paid for purchase of intangible asset	(35,874)	—	—
Net Cash Used in Investing Activities	(35,874)	—	—

Cash Flows from Financing Activities
Proceeds from Convertible Notes	470,000	—	—
Repayments of Convertible Notes	(60,458)	—	—
Repayments of note payable	(40,000)	(9,300)	(27,500)
Proceeds from short term debt	480,000	700,000	—
Proceeds from note payable	40,000	5,812	150,000
Member Contributions	—	—	26,750
Proceeds from line of credit	125,000	—	—
Payments to line of credit	(47,953)	(34,133)	(31,467)
Repayments of Capital Lease Obligations	(18,669)	(15,521)	(14,717)
Net Cash Provided by Financing Activities	947,920	646,858	103,066
Net change in cash	(6,913)	136,706	950
Cash, Beginning of Period	7,258	950	—
Cash, End of Period	$345	$137,656	$950
Supplemental disclosures of cash flow information
Cash paid for interest	$102,106	$—	$16,082
Cash paid for income taxes	—	—	—

Non Cash investing and Financing activities:
Net liabilities of Successor	$—	$2,768,739	$—
Net liabilities of Predecessor	—	1,611,274	—
Increase in fair value of assets due to Acquisition	—	(42,573)	—
Exchange Accounts Payable for Series B Convertible Preferred	20,000	—	—
Reclass Prepaids to Intangibles	250,000	—	—
Convertible Debt and accrued interest converted into common shares	163,421	—	—
Debt and accrued interest Converted into Shares	322,336	171,218	—
Debt Discount recorded for derivative liability	850,363	—	—
Reclass derivative liability to equity	302,690	782,853	—
Conversion of Series B Convertible Preferred stock to Common Shares	7,063	183,500	—
Exchange Common for Series B Convertible Preferred Stock	525	—	—
Exchange Note Receivable for Athena interest	117,196	—	—
Shares Issued for Athena Acquisition	122,693	—	—
Dividend Declared	306,564	—	—
Conversion of Series B Convertible Preferred stock into Series C	—	500	—

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

On October 24, 2014, through its subsidiary, Athena Brands, Inc. (“Athena”), the Company entered into an Agreement (the “Membership Interest Purchase Agreement”) with Avanzar Sales and Distribution, LLC, a California Limited Liability Company (“Avanzar”) to acquire an initial thirty percent (30%) equity position and fifty-one percent (51%) voting interest of Avanzar for the Purchase Price of $500,000 with an option to acquire an additional twenty-one percent (21%) interest and Second Option to acquire up to seventy-five percent (75%) of Avanzar (the "Acquisition"). The Acquisition broadens the Company's base in the consumer packaged goods industry through vertical integration. The acquisition was accounted for in accordance with ASC 805, Business Combinations.

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

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the six months ended January 31, 2016, the Company has an accumulated deficit of $31,140,648, net loss of $2,843,703 and revenue of $516,534.  The continuation of the Company as a going concern is dependent upon the Company's continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through revenue from operations and equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2016.

3. Intangible Assets

Finite lived Intangible Assets, net, at January 31, 2016 and July 31, 2015 consists of:

	January 31, 2016	July 31, 2015
VitaminFizz Name Licensing Rights	$30,000	$30,000
VitaminFizz Brand Purchase	285,874	—
Vitamin Creamer	75,000	75,000
Less accumulated amortization	(10,457)	(6,952)
Intangible Assets, net	$380,417	$98,048

The Company had amortization expense of $1,752, $0, and $3,505 during the during period from October 25, 2014 to January 31, 2015, the period from August 1, 2014 to October 24, 2014 and six months ended January 31, 2016 respectively.

Customer Relationships, net, at January 31, 2016 and July 31, 2015 consists of:

	January 31, 2016	July 31, 2015
Customer Relationships	177,036	177,036
Less accumulated amortization	(32,838)	(28,959)
Customer Relationships, net	$144,198	$148,077

The Company recorded amortization of expense of $3,879 during the six months ended January 31, 2016.

VITAMINFIZZ ® BRAND PURCHASE

On November 21, 2013, through its subsidiary, Athena, the Company entered into an Agreement with VITAMINFIZZ, L.P ("Licensor"), a California Limited Partnership where the Company acquired the exclusive rights in North America to use VitaminFIZZ® on and in connection with the marketing, distribution and sale of the Brand.  On June 25, 2014, we amended the agreement, through our subsidiary, Athena ("Licensee"), we entered into an Agreement with the licensor where the Licensee acquires the exclusive worldwide rights to use VitaminFIZZ® on and in connection with the marketing, distribution and sale of the Brand.  Athena agreed to pay a licensing fee of $250,000 which was originally classified as prepaid royalties.
On September 28, 2015, the Company, through its subsidiary Athena, and VitaminFIZZ Brands, LP ("VF Brands") entered into an Asset Purchase Agreement for the VitaminFIZZ Brand (the "Brand") to purchase certain intellectual property and tangible assets from VF Brands including but not limited to the trademark "VitaminFIZZ," formulation, website, design logos and other trade secrets relating to the VitaminFIZZ Brand for a purchase price of $550,000 which includes the $250,000 in prepaid royalties paid in June 2014, the assumption by VF Brands of certain of Athena's debts payable in the amount $214,126 and the rest $85,874 will be capitalized into Brand when paid. The balance to be distributed at the discretion of VF Brands in 4 installments over 120 days. As of January 31, 2016, $250,000 was paid to VF Brands and $214,126 of Athena's debts were assumed by VF Brands. The difference of $35,874 was capitalized into Brands and the last installment of $50,000 was paid on February 3, 2016 and the acquisition was completed. Upon acquisition of the Brand, the brand licensing agreement dated November 21, 2013, as amended June 25, 2014 was terminated. Pursuant to this transaction we reclassified $250,000 from originally classified under Prepaid Expenses, Noncurrent under the Licensing Agreement to Intangible Assets.

4. Property and Equipment, Net

Equipment, net, at January 31, 2016 and July 31, 2015 consists of:

	Useful Life	January 31, 2016	July 31, 2015
Furniture and Fixtures	5 years	$6,297	$6,297
Computer and Equipment	3 years	2,413	2,413
Leasehold Improvements	Remaining life of lease	830	830
Capital Leases	Term of lease	266,017	266,017
Accumulated Depreciation		(173,849)	(163,197)
Property and Equipment, net		$100,700	$112,360

Depreciation expense was $0, $11,021 and $11,660 for the period October 25, 2014 to January 31, 2015, for the period August 1 to October 24, 2014 and six months ended January 31, 2016 respectively.

5.  Inventory

Inventory, at January 31, 2016 and July 31, 20145 consists of:

	January 31, 2016	July 31, 2015
Raw Materials	$—	$—
Work in progress	—	—
Finished Goods	187,875	304,746
Inventory, net	$187,875	$304,746

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on January 31, 2016.

	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Liabilities
Derivative Financial Instruments	$—	$—	$1,300,242	$1,300,242

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2015.

	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Liabilities
Derivative Financial Instruments	$—	$—	$352,587	$352,587

7.  Convertible note payable and derivative liabilities

During the six months ended January 31, 2016, the Company exchanged $380,363 in principal and accrued interest under its line of credit with Post Oak for two convertible promissory notes in the amount of $380,363.  The notes carry an interest rate of 8%.  The notes are convertible at a variable conversion price of 50% of the market price and calculated using the lowest trading days during the preceding 20 days before conversion.  The total principal due at July 31, 2015 was $293,726 with an unamortized discount of $204,036 resulting in a balance of $89,690 at July 31, 2015. The Company had conversions of $159,184 in principal and $4,237 in accrued interest during the six months ended January 31, 2016. Total principal due at January 31, 2016 is $924,447 with an unamortized discount of $790,458 with a resulting balance of $133,989.

Due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Promissory Notes, the options are classified as derivative liabilities and recorded at fair value.

During the six months ended January 31, 2016, the Company received proceeds of $470,000 from the issuance of convertible notes. During the six months ended January 31, 2016, the Company repaid $60,458 of convertible notes. The notes carry an interest rate of 8%.  The notes are convertible at a variable conversion price of 50% of the market price and calculated using the lowest trading days during the preceding 20 days before conversion.

Derivative Liability:

As of January 31, 2016, the fair values of the conversion options on the convertible notes were determined to be $1,300,242 using a Black-Scholes option-pricing model.  Upon the issuance dates of the Convertible Promissory Notes, $850,363 was recorded as debt discount and $1,058,367 was recorded as day one loss on derivative liability.  During the six months ended January 31, 2016, there was a loss on mark-to-market of the conversion options of $658,385. As of January 31, 2016 and July 31, 2015, the aggregate unamortized discount is $790,458 and $204,036, respectively. During the six months ended January 31, 2016, the loss on derivative liability was $399,981.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at January 31, 2016:

Balance at July 31, 2015	$352,587
Debt discount	850,363
Day one loss on fair value	1,058,367
Loss on change in fair value	(658,385)
Write off due to Conversion	(302,690)
Balance at January 31, 2016	$1,300,242

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of all the notes. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.02 to $0.30, a conversion price of  $0.00966 to $0.035, expected volatility of 172% to 424%, no expected dividends, an expected term of one year and a risk-free interest rate of 0.01% to 0.32%. The discount on the convertible loan is accreted over the term of the convertible loan. During the six months ended January 31, 2016, the Company recorded amortization of debt discount of $263,941.

8. Debt

Short Term Debt - Minerco Line of Credit

On May 1, 2014, the Company entered into an Agreement (the “Line of Credit”) with Post Oak, LLC ("Post Oak”), where, among other things, the Company and Lender entered into a Line of Credit Financing Agreement in the principal amount of up to Two Million Dollars ($2,000,000), or such lesser amount as may be borrowed by the Company as advances under this line of credit (the “Line of Credit”).  On April 1, 2015, the Company increased the line of credit to Three Million Dollars ($3,000,000). As of January 31, 2016 and July 31, 2015, the Company had 1,990,308 and 2,175,000 outstanding under the line of credit respectively.

During the six months ended January 31, 2016, Post Oak exchanged $450,000 outstanding under its line of credit with us with unrelated third parties and loaned the Company $480,000.

During the six months ended January 31, 2016, the Company exchanged $380,363 in principal and accrued interest under its line of credit with Post Oak for two convertible promissory notes in the amount of $380,363.

During the six months ended January 31, 2016, the Company converted $188,281 of principal and interest of the line of credit into 1,363,970 Series B Preferred shares and recorded a loss of $161,177 due to the difference between the fair market value of $349,458 and note and interested converted to settle the debt respectively. There is no accounting impact for the modification as there were not associated fees with the line of credit.

During the six months ended January 31, 2016, the Company converted $154,055 of principal and interest of the line of credit into 7,119,033 shares of common stock and recorded a loss of $203,932 due the difference between the fair market value of $357,987 and note and interest converted to settle the debt respectively. There is no accounting impact for the modification as there were not associated fees with the line of credit.

The summary of the Line of Credit is as:

This Line of Credit bears interest at the rate of ten percent (10.00%) per annum.

The entire outstanding principal amount of this Line of Credit is due and payable on April 30, 2016 (the “Maturity Date”).

Advances.  Subject to the provisions of the line of credit, the Company has the right, at any time or from time to time prior to the Maturity Date to request loans and advances from the Lender (individually an “Advance” and collectively, the “Advances”).  Each such Advance is to be considered a legal promissory note, is to be in the amount of $250,000, and is to be reflected on Schedule A to this Line of Credit and initialed as received by an officer or director of the Company.  The Lender is not under any obligation to make advances under this Line of Credit.

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

Minerco Notes Payable

On September 11, 2015, the Company signed a line of credit with Capital Advance Partners, LLC for the amount of $58,360 with $18,360 recognized as a discount on the note payable for net proceeds of $40,000 payable over 4 months. $40,000 was repaid during the six months ended January 31, 2016 and as of January 31, 2016, $0 is outstanding, net of discount of $18,360.

Avanzar Notes Payable

Avanzar has received proceeds from various unrelated third parties and these notes have an interest rate of between 8% and 12% and matured between February 28, 2015 and December 31, 2015. The total principal due as of January 31, 2016 is $149,970.  A schedule of the notes payable are below:

Principal at 7/31/2015	Principal at 1/31/2016	Interest Rate	Maturity
$20,000	$20,000	8%	In default
$10,000	$10,000	8%	In default
$20,000	$20,000	8%	In default
$49,970	$49,970	12%	In default
$10,000	$10,000	Non-interest bearing	In default
$20,000	$20,000	8%	In default
$20,000	$20,000	8%	In default
$149,970	$149,970

There were no repayments during the three months ended January 31, 2016.

Avanzar Line of Credit

On September 1, 2015, Avanzar signed a line of credit with BFS West Capital for a principal amount of $125,000.  The factor rate is 1.42.

During the six months ended January 31, 2016, $47,953 was repaid from the line of credit and as of January 31, 2016, $89,707 is outstanding.

9. Common Stock

On August 5, 2014, the Company effectuated an increase in our authorized shares of common stock from 2,500,000,000 to 3,500,000,000.  On October 2, 2015, the Company effected a 100 for 1 reverse stock split, decreasing authorized shares of common stock from 3,500,000,000 to 250,000,000 and as a result decreasing the issued and outstanding share of common stock from 3,496,233,557 to 34,962,336 and decreasing the issued and outstanding shares of Class A Preferred from 15,000,000 to 150,000. All shares amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

For the six months ended January 31, 2016, Minerco has issued following shares:

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

On October 1, 2015, the Company exchanged 595,000 shares of Series B Preferred for 2,975,000 shares of common stock.

On October 9, 2015, the Company exchanged 80,000 shares of Series B Preferred for 400,000 shares of common stock.

On November 21, 2015, the Company issued 1,116,000 shares of common stock for consulting services in three (3) separate transactions. The fair value of these shares was deteremined to be $25,668 and was expensed as consulting expense.

On November 30, 2015, the Company exchanged 500,000 shares of Series B Preferred for 2,500,000 shares of common stock.

On December 8, 2015, the Company exchanged 236,970 shares of Series B Preferred for 1,184,850 shares of common stock.

During the six months ended January 31, 2016, the Company converted $154,055 of principal and interest of the line of credit into 7,119,033 shares of common stock and recorded a loss of $203,932 due the difference between the fair market value of $357,987 and note and interest converted to settle the debt respectively.

During the six months ended January 31, 2016, the Company issued, 12,310,164 common shares for the conversion of $163,421 convertible promissory notes and accrued interest.  These notes converted at conversion rates between $0.00966 and $0.035.

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

Conversion

Each Series B Share (together with any accrued but unpaid dividends thereon) is convertible into shares of Common Stock at the option of the holder at any time at a conversion price per share equal to the sum of the Stated Value a divided by the Conversion Price, subject to adjustment as described below. The initial Conversion Price is equal to $0.02.  The Series B Shares automatically convert to common stock immediately prior to the closing of a firmly underwritten public offering for gross offering proceeds of at least $10,000,000 or upon the consent of two-thirds of the holders of Series B Shares.

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

During the six months ended January 31, 2016, the Company converted $188,281 of principal and interest under the line of credit into 1,363,970 Series B Preferred shares and recorded a loss of $161,177 due the difference between the fair market value of $349,458 and note and interested converted to settle the debt respectively.

On September 9, 2015, the Company and JusThink, Inc. entered into an exchange agreement, whereby the Company issued 32,000 shares of Series B Preferred shares in settlement of $20,000 in accounts payable. The Company recognized a gain of $800 on the transaction due to the difference between the fair market value of $19,200 and accounts payable settled.

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

During the six months ended January 31, 2016, the Company entered into exchange agreements with 12 shareholders to exchange 752,713 shares of common stock for 156,900 shares of Series B Preferred shares, as of January 31, 2016, only 524,258 shares of common stock have been exchanged for 106,500 shares of Series B.

On September 10, 2014, the Company issued 500,000 Class B convertible preferred shares to V. Scott Vanis ("Vanis"), its Chief Executive Officer valued at $0.62 or $1,550,000. The Company recognized this as compensation and will amortize this over the vesting period which is July 31, 2017. On January 7, 2015, the Company entered into an exchange agreement with Vanis, where, among other things, the Company and Vanis exchange Vanis’ five hundred thousand (500,000) shares of the Company’s Class ‘B’ Preferred stock and all accrued and unpaid dividends for two hundred fifty thousand (250,000) shares of the Company’s Class ‘C’ Preferred stock. The total expense for six months ended January 31, 2016 is $301,497.

On September 10, 2014, the Company issued 500,000 Class B convertible preferred shares to Sam J Messina III ("Messina"), its Chief Financial Officer valued at $0.62 or $1,550,000. The Company recognized this as compensation and will amortize this over the vesting period which is July 31, 2017. On January 7, 2015, the Company entered into an exchange agreement with Messina, where, among other things, the Company and Messina exchange Messina’s five hundred thousand (500,000) shares of the Company’s Class ‘B’ Preferred stock and all accrued and unpaid dividends for two hundred fifty thousand (250,000) shares of the Company’s Class ‘C’ Preferred stock. The total expense for the six months ended January 31, 2016 is $301,497.

Class C Convertible Preferred Stock

On January 7, 2015, the Company filed a Certificate of Designations for the creation of a class of Series C Preferred Stock with the Nevada Secretary of State.  The number of shares constituting Series C Preferred is 1,000,000. The stated value is $20.00 per share.  The holders of the Series C Preferred are also entitled to a liquidation preference equal to the stated value plus all accrued and unpaid dividends. Each share of Series C Preferred is convertible into 1,000 shares of common stock; however the conversion price is subject to adjustment. Holders of shares of Series C Preferred vote together with the common stock as a single class and each holder of Series C Preferred is entitled to 5 votes for each share of Common Stock into which such shares of Series C Preferred held by them could be converted. The Company has the right to redeem the shares of Series C Preferred at any time after the date of issuance at a per share price equal to 125% of the stated value.

During the six months ended January 31, 2016, the Company had accrued preferred dividends of $306,564.

11. Related Parties

As of January 31, 2016, the Company owes its current Chief Executive Officer $351,411 ($238,911– July 31, 2015) in accrued salary ($18,750 per month) and $93,266 ($181,044 – July 31, 2015) for advances made to the Company. The Company owes its current Chief Financial Officer $65,000 ($33,500 – July 31, 2015) in accrued salary ($12,500) per month.  The advances are due on demand and non interest bearing.

As of January 31, 2016 and July 31, 2015, Avanzar owes one of its members $23,170 and $23,170, respectively, for advances made to the Company.

12. Commitments

Capital Leases

We have a capital leases for property and equipment through our subsidiary Avanzar.  At January 31, 2016, total future minimum payments on our capital lease were as follow fiscal years:

2016	$3,341
2017	1,670
Total	$5,011

Operating Leases

We have an operating lease for San Diego office.  At January 31, 2016, total future minimum payments on our operating lease were as follow fiscal years:

2016	$12,978
2017	26,721
2018	2,308
Total	$42,007

13. Noncontolling Interest

The Company owns 81.8% of its subsidiary Athena.  The remaining 18.2% is owned by unrelated third parties.   Athena owns 75% equity interest of Avanzar Sales and Distribution, LLC.  The net loss attributable to noncontrolling interest for the three and six months ended January 31, 2016 was $42,579 and $138,108, respectively.

On September 2, 2015, the Company and MSF entered into a Mutual Release and Settlement Agreement for the Pledge and Security Agreement. In exchange for forgiving the promissory note in the amount $682,850 which was impaired to $117,196 as of July 31, 2015, MSF exchanged 50 shares, or approximately five percent (5%), of Athena owned by MSF. During the three months ended January 31, 2016, this transaction was recognized through equity section on the balance sheet in the amount of $117,196 and there was no gain or loss recognized.

14. Subsequent Events

On February 3, 2016, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note for $110,000.  The convertible note carries an 8% rate of interest and the Note is convertible into common stock at a variable conversion price of 50% of the market price which shall be calculated as the lower of the lowest day during the preceding 20 days before conversion.

On February 4, 2016, the Company issued 1,575,891 common shares in one (1) transaction upon the exchange of $43,890 in principal and accrued interest under a convertible promissory note dated October 16, 2015.

On February 16, 2016, the Company issued 821,340 common shares in one (1) transaction upon exchange of $10,061 pursuant to a debt exchange agreement under the line of credit with Post Oak, LLC.

On February 17, 2016, the Company issued 1,658,477 common shares in one (1) transaction upon exchange of $20,482 in principal and accrued interest under a convertible promissory note dated October 30, 2015.

On February 18, 2016, the Company entered into two Securities Purchase Agreement and Convertible Promissory Note for a total $25,000.  The convertible notes carry an 8% rate of interest and the Note is convertible into common stock at the lower of a variable conversion price of 50% of the market price which shall be calculated as the lower of the lowest day during the preceding 25 days before conversion or $0.025.

On February 23, 2016, the Company issued 2,205,882 common shares in two (2) transactions in consideration of a payment of $37,500 pursuant to a stock purchase agreement with two (2) accredited investors.

On February 24, 2016, the Company issued 1,674,521 common shares in one (1) transaction upon exchange of $20,513 in principal and accrued interest under a convertible promissory note dated October 30, 2015.

On February 25, 2016, the Company issued 2,096,315 common shares in one (1) transaction upon exchange of $13,626 pursuant to a debt exchange agreement under the line of credit with Post Oak, LLC.

On March 2, 2016, the Company issued 3,223,727 common shares in one (1) transaction upon exchange of $50,000 pursuant to a debt exchange agreement under the line of credit with Post Oak, LLC.

On March 3, 2016, the Company issued 1,593,514 common shares in one (1) transaction upon the exchange of $19,521 in principal and accrued interest under a convertible promissory note dated October 30, 2015.

On March 9, 2016, the Company issued 2,519,296 common shares in one (1) transaction upon the exchange of $30,861 in principal and accrued interest under a convertible promissory note dated October 30, 2015.

On March 10, 2016, the Company issued 588,235 common shares in one (1) transaction in consideration of a payment of $10,000 pursuant to a stock purchase agreement with one (1) accredited investor.

On March 16, 2016, the Company issued 735,294 common shares in one (1) transaction in consideration of a payment of $12,500 pursuant to a stock purchase agreement with one (1) accredited investor.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q for the quarter ended January 31, 2016 contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases within the meaning of Section 21E of the Securities Excahgne Act of 1934, as amended (the "Exchange Act"), you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. In light of significant uncertainties in these forward-looking statements,, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all.

Business Overview

Since 2012, our primary focus has been on our subsidiary Athena Brands, Inc. ("Athena"), formerly Level 5 Beverage Company, Inc., and its functional beverage business. In September, 2012, we formed Athena, a specialty beverage company which develops, produces, markets and distributes a diversified portfolio of forward-thinking, good-for-you consumer brands. Athena has developed or acquired exclusive rights to four separate and distinct brands: VitaminFIZZ®, Vitamin Creamer®, COFFEE BOOST and The Herbal Collection™. The Herbal Collection has been transferred and assigned from Athena to us. During the six months ended January 31, 2016 we generated revenue of $516,534 all of which was generated from sales from our distribution business.

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

On March 30, 2010, we effected a 6 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 55,257,500 to 331,545,000 shares.  On February 13, 2012, we effected a 150 for 1 reverse stock split, decreasing the issued and outstanding share of common stock from 1,054,297,534 to 7,028,670 shares.   On May 13, 2013, we effectuated an increase in our authorized shares of common stock from 1,175,000,000 to 2,500,000,000. On August 5, 2014, we effectuated an increase in our authorized shares of common stock from 2,500,000,000 to 3,500,000,000.  On October 2, 2015, we effected a 100 for 1 reverse stock split, decreasing the issued and outstanding share of common stock from 3,496,235,155 to 34,962,352 and decreasing the issued and outstanding shares of Class A Preferred from 15,000,000 to 150,000. All shares amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

Results of Operations

Our results of operations are presented below:

	Three Months Ended January 31, 2016 (Successor)	Three Months Ended January 31, 2015 (Successor)
Sales:
Products	$196,021	696,690
Services	—	44,295
Total Sales	196,021	740,985
Cost of Goods Sold	160,609	605,736
Gross Profit	35,412	135,249
Selling and Marketing	11,000	128,376
General and Administrative	792,328	1,010,364
Total Operating Expenses	803,328	1,138,740
Net Loss from Operations	(767,916)	(1,003,491)
Other Income (Expenses):
Interest Expense, net	(242,583)	(179,042)
Gain/(Loss) on Derivative Liability	(110,901)	(476,187)
Contract Term Fees	—	2,000
Gain/(Loss) on Debt for Equity Swap	(187,200)	(462,202)
Total Other Expenses	(540,684)	(1,115,431)
Net loss	(1,308,600)	(2,118,922)
Net loss attributable to Noncontrolling interest	(42,579)	(162,123)
Net loss attributable to Minerco	(1,266,021)	(1,956,799)
Preferred Stock Dividends	194,328	(28,107)
Net loss attributable to common shareholders	$(1,460,349)	(1,928,692)
Total Other Comprehensive Income (Loss)
Unrealized gain (loss) on AFS securities	—	(22,275)
Total Other Comprehensive Income (Loss)	$—	(22,275)
Other Comprehensive Income (Loss) attributable to noncontrolling interest	—	(18,284)
Other Comprehensive Income (Loss) attributable to Minerco	$—	(3,991)
Total Comprehensive Income (Loss)	$(1,460,349)	(1,932,683)
Net Loss Per Common Share – Basic and Diluted	$(0.03)	$(0.06)
Weighted Average Common Shares Outstanding	49,538,915	30,245,081

Results of Operations for the Three months ended January 31, 2016

Revenues

During the three months ended January 31, 2016, total revenue decreased 72% to $196,021 compared to total revenue of $740,985 during the same period in fiscal 2015.  The decrease was due a decrease in service related revenue and decrease in capital invested into the distribution business due to a reallocation of capital into our beverage business.

Gross Profit

During the three months ended January 31, 2016, gross profit decreased 74% to $35,412 compared to gross profit of $135,249 during the same period in fiscal 2015  The decrease was due to a decrease in sales.  Gross margin were 18.3% during the three months ended January 31, 2015 compared to 18.1% during the three months ended January 31, 2016.

Operating Expenses

Our total operating expenses for the three months ended January 31, 2016 decreased 29% to $803,328, compared to operating expenses of $1,138,740 during the same period in fiscal 2015. The decrease was due a reduction in general and administrative expenses due to decreased sales.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

During the three months ended January 31, 2016 we incurred a net loss of $1,308,600 compared to a net loss of $2,118,922 during the same period in fiscal 2015. The decrease in our net loss during the three months ended January 31, 2016 The decrease was due a reduction in general and administrative expenses due to decreased sales.

	Six Months Ended January 31, 2016 (Successor)	Six Months Ended January 31, 2015 (Combined)
Sales:
Products	$450,534	$1,134,117
Services	66,000	110,295
Total Sales	516,534	1,244,412
Cost of Goods Sold	449,085	961,348
Gross Profit	67,449	283,064
Selling and Marketing	58,991	128,376
General and Administrative	1,670,403	1,311,374
Total Operating Expenses	1,729,394	1,439,750
Net Loss from Operations	(1,661,945)	(1,156,686)
Other Income (Expenses):
Interest Expense, net	(417,668)	(197,494)
Gain/(Loss) on Derivative Liability	(399,981)	(476,187)
Contract Term Fees	—
Gain/(Loss) on Debt for Equity Swap	(364,109)	(462,202)
Total Other Expenses	(1,181,758)	(1,133,883)
Net loss	(2,843,703)	(2,290,569)
Net loss attributable to Noncontrolling interest	(138,108)	(176,410)
Net loss attributable to Minerco	(2,705,595)	(2,114,159)
Preferred Stock Dividends	306,564	(12,985)
Net loss attributable to common shareholders	$(3,012,159)	$(2,101,174)
Total Other Comprehensive Income (Loss)
Unrealized gain (loss) on AFS securities	—	(9,938)
Total Other Comprehensive Income (Loss)	$—	(9,938)
Other Comprehensive Income (Loss) attributable to noncontrolling interest	—	(15,578)
Other Comprehensive Income (Loss) attributable to Minerco	$—	5,640
Total Comprehensive Income (Loss)	$(3,012,159)	$(2,095,534)
Net Loss Per Common Share – Basic and Diluted	$(0.07)	(0.07)
Weighted Average Common Shares Outstanding	45,132,238	30,081,768

Results of Operations for the Six months ended January 31, 2016

The six months ended January 31, 2016 represent Successor results and the six months ended January 31, 2015 represent mostly Predecessor results so any comparisons between the six months ended January 31, 2016 and 2015 may not be meaningful.

Revenues

During the six months ended January 31, 2016, total revenue decreased 58% to $516,534 compared to total revenue of $1,244,412 during the same period in fiscal 2015.  The decrease was due a decrease in service related revenue and decrease in capital invested into the distribution business due to a reallocation of capital into our beverage business.

Gross Profit

During the six months ended January 31, 2016, gross profit decreased 76% to $67,449 compared to gross profit of $283,064 during the same period in fiscal 2015  The decrease was due the Athena’s promotion sales during the first quarter to launch new retailers.  Gross margin were 22.7% in the six months ended January 31, 2015 compared to 13.1% in the three months ended January 31, 2016.

Operating Expenses

Our total operating expenses for the six months ended January 31, 2016 were $1,729,394, compared to operating expenses of $1,439,750 during the same period in fiscal 2015. The 18% increase was due an increase in business activity of as we launched our products to retailers and due to an increase in infrastructure for our beverage business during the first quarter.

Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

During the six months ended January 31, 2016 we incurred a net loss of $2,843,703 compared to a net loss of $2,290,569 during the same period in fiscal 2015. The increase in our net loss during the six months ended January 31, 2016 was primarily due to the launch of our products to several major key retailers and due to an increase in infrastructure for our beverage business during the first quarter.

Liquidity and Capital Resources

As of January 31, 2016, we had $345 in cash, $148,197 in accounts receivable, $4,896 in current prepaid assets, and $187,875 in inventory and $1,574,519 in total assets, $6,967,898 in total liabilities and a working capital deficit of $6,626,585. Our accumulated deficit from our inception on June 21, 2007 to January 31, 2016 is $31,140,648 and was funded primarily through equity and debt financing.

We are dependent on our net revenues and funds raised through our equity and debt financing.

During the six months ended January 31, 2016 our monthly cash requirements to fund our operating activities was approximately $918,959. Our cash on hand of $345, as of January 31, 2016, will not allow us to continue to operate until we receive Athena revenue proceeds and additional financings. We estimate our planned expenses for the next 24 months (beginning March, 2016) to be approximately $6,369,000, as summarized in the tables below assuming revenue from our beverage sales will exceed $3,000,000 over the next 12 months and $5,000,000 in fiscal 2017.  If revenue is not as anticipated as, we will be forced to scale our expenses according to our business requirements which will negatively impact our ability to increase revenue.

Expense Overview
Description
	Fiscal Year 2016 ($)	Fiscal Year 2017 ($)	Total
Advertising	125,000	500,000	625,000
Warehouse & Delivery	75,000	75,000	150,000
Insurance	40,000	75,000	115,000
Inventory Purchases / Production (net Cash)	600,000	1,250,000	1,850,000
Consulting Services	100,000	125,000	225,000
Retail incentive	100,000	125,000	225,000
Sales incentive	100,000	200,000	300,000
Sales Representative Payroll	75,000	125,000	200,000
Payroll Taxes	15,000	25,000	40,000
Rent or Lease	120,000	150,000	270,000
Filling Equipment Lease	—	100,000	100,000
Sales Commission	75,000	15,000	90,000
Research & Development	75,000	150,000	225,000
POS material	150,000	30,000	180,000
Taxes & Licenses	30,000	30,000	60,000
Utilities & Telephone	25,000	30,000	55,000
Sampling	75,000	125,000	200,000
Accounting & Legal fees	125,000	125,000	250,000
General and Administrative Expenses	280,000	350,000	630,000

Contingencies (10%)	218,500	360,500	579,000
Total	2,403,500	3,965,500	6,369,000

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

Future Financings

Our financial statements for the three months ended January 31, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any minimal adjustments that might result from the outcome of this uncertainty.

As of January 31, 2016, we have generated $516,534 of revenues for the six months ended January 31, 2016, have achieved losses since inception, and rely upon the sale of our securities to fund our operations. As a new competitor in the beverage line of business, there can be no assurance we will generate any significant revenue from the sale of any such products and our future cash needs vary from those estimated. Accordingly, we are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.  In addition, we require funds to meet our current operating needs and to repay certain demand note obligations and other convertible debt obligations that will mature shortly.

We had $345 in cash as of January 31, 2016. We  intend to raise the balance of our cash requirements for the next 12 months from revenues received from Athena, private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we have a three million dollar line of credit with Post Oak, LLC which has an outstanding balance of $1,990,308, as of January 31, 2016, but there is no guarantee that any additional financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and

any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.   If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts spent on our acquisition and development activities and our general and administrative expenses so as not to exceed the amount of capital resources that are available to us. Specifically, we anticipate deferring development, expansion and certain acquisitions pending the receipt of additional financing. Still, if we  do not secure additional financing, our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations for the next 12 months unless revenue increases dramatically, even if the Company does decide to scale back its operations.

Outstanding Indebtedness

Set forth below is a chart of our outstanding convertible debt obligations as of January 31, 2016:

	Original Amount	Balance on 1/31/2016	Date of Issuance	Maturity Date	Features
Convertible Promissory Note	$250,000	$250,000	6/4/2015	6/4/2016	8% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	$250,000	$250,000	6/4/2015	2/6/2016	8% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	$220,000	$220,000	12/31/2015	6/30/2016	8% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	$105,830	$65,830	10/16/2015	10/17/2016	8% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 days
Convertible Promissory Note	$163,118	$138,618	10/30/2015	10/31/2016	8% interest rate converts at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 days

Outstanding Notes

As of January 31, 2016, our obligations under outstanding notes totaled an aggregate principal amount of $924,448.  Of such amount $250,000 was due February 6, 2016, $250,000 is due June 4, 2016, $220,000 is due June 30, 2016, $65,830 is due October 17, 2016 and $138,618 is due October 31, 2016. We currently do not have sufficient funds to pay all of the past due or future notes.

On June 4, 2015, June 4, 2015, December 31, 2015, we entered into three Securities Purchase Agreement and Convertible Promissory Note with Union Capital for $250,000, $250,000 and $220,000, respectively.  On October 16, 2015 and October 30, 2015, we entered into two notes in the amount of $105,830 and $163,118 for a total of $268,948 that were exchanged for portion of the outstanding line of credit with Post Oak, LLC ("Post Oak").  The convertible notes carry 8% rate of interest and the Notes are convertible into common stock at a variable conversion price of 50% of the market which shall be calculated as the lowest day during the preceding 20 days before conversion. On November 4, 2015, we entered into one note in the amount of $111,416 that was exchanged for a portion of the outstanding line of credit with Post Oak. The convertible note carried a 10% rate of interest and the note were convertible into common stock at a variable conversion price of 60% of the market which shall was calculated as the lowest day during the prece3eding 10 days before conversion. There was no balance remaining on this note as of January 31, 2016.

On May 1, 2014, we entered into an agreement with Post Oak, which was amended on April 1, 2015, pursuant to which, among other things, we and Post Oak entered into a Line of Credit Financing Agreement in the principal sum of up to Three Million Dollars ($3,000,000), or such lesser amount as may be borrowed by us as Advances under this line of credit.  The Line of Credit bears interest at the rate of ten percent per annum (10.00%) unless modified by certain provisions of the Line of Credit.  The entire outstanding principal balance amount of this Line of Credit is due and payable on April 30, 2016.  We are required to make one interest payment twelve months from the date of each advance and one interest payment eighteen months from the date of each advance.  We are obligated to make a payment for the entire unpaid balance of all advances, plus any accrued interest, in a “balloon” payment, which is due in two years from the date of the Line of Credit Agreement.  As of January 31, 2016, there was $1,990,308 outstanding under this line of credit.

On September 11, 2015, we signed a line of credit with Samson Partners, LLC for the principal amount of $58,360 payable over 4 months. As of January 31, 2016, $0 is outstanding.

Avanzar

Set forth below is a chart of Avanzar's notes payable as January 31, 2016:

Principal at 1/31/2016	Interest Rate	Maturity
$20,000	8%	In default
$10,000	8%	In default
$20,000	8%	In default
$49,970	12%	In default
$10,000	Non-interest bearing	In default
$20,000	8%	In default
$20,000	8%	In default
$149,970

On September 3, 2015, Avanzar signed a line of credit with BFS West Capital for a principal amount of $140,000 payable over 12 months.  As of January 31, 2016, $89,707 is outstanding.

Product Research and Development

Our Research and Development (R&D) consisted of formulating the VitaminFIZZ®, Vitamin Creamer®, Coffee Boost™ and Athena® product lines.  We spent $0 in the three and six months ending January 31, 2016 and 2015 respectively. The R&D for the product lines is the only R&D activities since the Company’s inception. we anticipate spending at least $100,000 in R&D activities over the next two fiscal years.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below are the sales of unregistered securities during the three months ended January 31, 2016 and through the filing date.

On December 31, 2015 we issued one convertible promissory note and securities purchase agreement in the principal amount of $220,000 that bears interest at a rate of 8% per annum at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion.  The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On January 4, 2016, we issued 2,485,441 common shares in one (1) transaction upon exchange of $24,854 in principal and accrued interest under a convertible promissory note dated October 30, 2015. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On January 6, 2016, we issued 2,694,000 common shares in one (1) transaction upon the exchange of $40,000 in debt exchange agreement under the line of credit with Post Oak, LLC. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On January 28, 2016, we issued 714,286 common shares in one (1) transaction upon the exchange of $10,000 in debt exchange agreement under the line of credit with Post Oak, LLC. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On February 3, 2016 we issued one convertible promissory note and securities purchase agreement in the principal amount of $110,000 that bears interest at a rate of 8% per annum at a variable conversion price of 50% of the market price calculated based on the lowest day during the preceding 20 trading days before conversion.  The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4IaO(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On February 4, 2016, we issued 1,575,891 common shares in one (1) transaction upon exchange of $20,487 in principal and accrued interest under a convertible promissory note dated October 30, 2015. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On February 16, 2016, we issued 821,340 common shares in one (1) transaction upon the exchange of $10,381 in debt exchange agreement under the line of credit with Post Oak, LLC. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On February 17, 2016, we issued 1,658,477 common shares in one (1) transaction upon exchange of $20,482 in principal and accrued interest under a convertible promissory note dated October 30, 2015. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On February 18, 2016, we issued two convertible promissory note and securities purchase agreement in the principal amount of $12,500 each that bears interest at a rate of 8% per annum at a variable conversion price of the lower of 50% of the market price calculated based on the lowest day during the preceding 25 trading days before conversion or $0.025.  The issuance of the note was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On February 23, 2016, we issued 2,205,882 common shares in two (2) transactions under securities purchase agreements in the principal amount of $37,500. The issuance of the securities purchase agreement was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On February 24, 2016, we issued 1,674,521 common shares in one (1) transaction upon exchange of $20,513 in principal and accrued interest under a convertible promissory note dated October 30, 2015. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On February 25, 2016, we issued 2,096,315 common shares in one (1) transaction upon the exchange of $13,626 in debt exchange agreement under the line of credit with Post Oak, LLC. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On March 2, 2016, we issued 3,223,727 common shares in one (1) transaction upon the exchange of $50,000 in debt exchange agreement under the line of credit with Post Oak, LLC. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On March 3, 2016, we issued 1,593,514 common shares in one (1) transaction upon exchange of $19,521 in principal and accrued interest under a convertible promissory note dated October 30, 2015. The shares of common stock were issued in reliance on Section 3(a)(9) of the Act as they were issued upon conversion of securities with existing shareholders and no commission or other remuneration was paid or given in connection with the conversion.

On March 10, 2016, we issued 588,235 common shares in one (1) transactions under securities purchase agreements in the principal amount of $10,000. The issuance of the securities purchase agreement was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

On March 16, 2016, we issued 735,294 common shares in one (1) transactions under securities purchase agreements in the principal amount of $12,500. The issuance of the securities purchase agreement was exempt from registration under Section 4(a)(2) of the Securities Act.  No underwriter was involved in the offer of sale of the note. The issuance of the note did not involve a public offering. This issuance was done with no general solicitation or advertising by us. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such note are restricted. This restriction ensures that this note will not be immediately redistributed into the market and therefore not part of a public offering.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	12/10/2008	3.1
3.2	Bylaws.	S-1	12/10/2008	3.2
3.3	Amendment to Articles of Incorporation	8-K	1/13/2011	3.1
4.1	Instrument Defining the Rights of Shareholders – Form of Share Certificate	S-1	12/10/2008	4
10.1	Mutual Release and Settlement Agreement	8-K	9/3/2015	10.1
10.2	Amendment to Employment Agreement with V. Scott Vanis dated September 2, 2015	8-K	9/3/2015	10.2
10.3	Amendment to Employment Agreement with Sam J Messina III dated September 2, 2015	8-K	9/3/2015	10.3
10.4	Exchange Agreement dated September 28, 2015	8-K	10/2/2015	10.1
10.5	Certificate of Amendment	8-K	10/2/2015	10.2
10.6	Asset Purchase Agreement dated September 28, 2015	8-K	10/5/2015	10.1
10.7	Securities Purchase Agreement dated December 31, 2015 with Union Capital, LLC				X
10.8	Securities Purchase Agreement Back End Note dated December 31, 2015 with Union Capital, LLC				X
10.9	Securities Purchase Agreement dated February 3, 2016 with Union Capital, LLC				X
10.10	Securities Purchase Agreement Back End Note dated February 3, 2016 with Union Capital, LLC				X
10.11	Securities Purchase Agreement dated February 18, 2016 with Micaddan Marketing Consultants, LLC				X
10.12	Securities Purchase Agreement dated February 18, 2016 with James Erickson				X
10.13	Stock Purchase Agreement dated February 23, 2016 with Beau Saad				X
10.14	Stock Purchase Agreement dated February 23, 2016 with Ray Ciarello				X
10.15	Stock Purchase Agreement dated March 8, 2016 with Beau Saad				X
10.16	Stock Purchase Agreement dated March 16, 2016 with Micaddan Marketing Consultants, LLC				X
10.17	Second Amendment to Employment Agreement for V. Scott Vanis				X
10.18	Second Amendment to Employment Agreement for Sam J Messina III				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Prinicipal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
EX-101.INS	XBRL INSTANCE DOCUMENT	X
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA	X
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	X
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE	X
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	X
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFNITION LINKBASE	X

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	12/10/2008	3.1
3.2	Bylaws.	S-1	12/10/2008	3.2
3.3	Amendment to Articles of Incorporation	8-K	1/13/2011	3.1
4.1	Instrument Defining the Rights of Shareholders – Form of Share Certificate	S-1	12/10/2008	4
10.1	Mutual Release and Settlement Agreement	8-K	9/3/2015	10.1
10.2	Amendment to Employment Agreement with V. Scott Vanis dated September 2, 2015	8-K	9/3/2015	10.2
10.3	Amendment to Employment Agreement with Sam J Messina III dated September 2, 2015	8-K	9/3/2015	10.3
10.4	Exchange Agreement dated September 28, 2015	8-K	10/2/2015	10.1
10.5	Certificate of Amendment	8-K	10/2/2015	10.2
10.6	Asset Purchase Agreement dated September 28, 2015	8-K	10/5/2015	10.1
10.7	Securities Purchase Agreement dated December 31, 2015 with Union Capital, LLC				X
10.8	Securities Purchase Agreement Back End Note dated December 31, 2015 with Union Capital, LLC				X
10.9	Securities Purchase Agreement dated February 3, 2016 with Union Capital, LLC				X
10.10	Securities Purchase Agreement Back End Note dated February 3, 2016 with Union Capital, LLC				X
10.11	Securities Purchase Agreement dated February 18, 2016 with Micaddan Marketing Consultants, LLC				X
10.12	Securities Purchase Agreement dated February 18, 2016 with James Erickson				X
10.13	Stock Purchase Agreement dated February 23, 2016 with Beau Saad				X
10.14	Stock Purchase Agreement dated February 23, 2016 with Ray Ciarello				X
10.15	Stock Purchase Agreement dated March 8, 2016 with Beau Saad				X

10.16	Stock Purchase Agreement dated March 16, 2016 with Micaddan Marketing Consultants, LLC	X
10.17	Second Amendment to Employment Agreement for V. Scott Vanis	X
10.18	Second Amendment to Employment Agreement for Sam J Messina III	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Prinicipal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
EX-101.INS	XBRL INSTANCE DOCUMENT	X
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA	X
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	X
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE	X
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	X
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFNITION LINKBASE	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERCO, INC.

March 21, 2016	By:	/s/ V. Scott Vanis,
V. Scott Vanis,
President, Secretary and Principal Executive Officer

MINERCO, INC.

March 21, 2016	By:	/s/ Sam J Messina III,
Sam J Messina III
Principal Financial Officer and Treasurer